Form 10-K
period 2009-12-31
POWIN CORP
filed 2010-04-07
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 333-160930

POWIN CORPORATION
(Name of small business issuer in its charter)

Nevada	87-0455378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6975 SW Sandburg Road, Ste. 326, Tigard, OR	97223
Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (503) 598-6659

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act.   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009: N/A.

As of March 31, 2010, there were 160,585,871 share of the issuer’s common stock outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

In this report, unless the context indicates otherwise, the terms "Powin," "Company," "we," "us," and "our" refer to Powin Corporation, a Nevada corporation, and its wholly-owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

▪

new competitors are likely to emerge and new technologies may further increase competition;

▪

our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

▪

our ability to obtain future financing or funds when needed;

▪

our ability to successfully obtain and maintain our diverse customer base;

▪

our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements

▪

our ability to attract and retain a qualified employee base;

▪

our ability to respond to new developments in technology and new applications of existing technology before our competitors;

▪

acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

▪

our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I

ITEM 1.  BUSINESS

Corporate History

The Company was originally named Powin Corporation (“Powin”) and was formed as an Oregon corporation on November 15, 1990 by Joseph Lu, a Chinese-American. Since its incorporation, Powin has grown into a large original equipment manufacturer (“OEM”) utilizing six plants on two continents and provides manufacturing coordination and distribution support for companies throughout the United States.  More than 2,000 products and parts are supplied by Powin on a regular basis.

On July 8, 2008 Powin’s shareholder approved an agreement with Exact Identification Corporation whereby it was agreed that the Company would merge with and into Exact Identification Corporation (the “Merger”) in order to combine efforts and maximize company growth.  July 8, 2008 is the official date the reverse recapitalization was consummated.  The Articles of Merger were filed with the State of Nevada on August 21, 2008.  As a result of this transaction, the Company has merged with and into Exact Identification Corporation.  A name change was also filed in connection with the Articles of Merger on August 21, 2008, and the combined entity is now referred to as “Powin Corporation.”  Immediately prior to the Merger, Exact underwent a 1:25 reverse stock split, bringing the number of shares outstanding in Exact to 5,223,027.  Pursuant to the Merger, Joseph Lu (the sole shareholder of Powin prior to the Merger) received 150,000,000 shares of the Company’s common stock in exchange for 1,000 shares of Powin’s no-par value stock.  The combination of Exact ID and Powin was classified for accounting purposes as a reverse merger with Powin acting as the acquirer.  Then Powin merged into Exact ID and Exact’s shares were then retained by Joseph Lu as consideration for the merger.

Exact Identification Corporation (“Exact”) was previously listed and traded on the OTC Bulletin Board under the symbol “EXCT”, although its registration was revoked in May 2008 due to delinquent filings.

Immediately prior to the Merger, Exact had no operations.

Exact was originally incorporated in Nevada on February 11, 1985 as “Global Technology Limited (a wholly-owned subsidiary of XimberLey Corporation).  The name of the corporation was amended to “Advanced Precision Technology, Inc.” on April 11, 1988 pursuant to a plan of reorganization approved by the stockholders of XimberLey Corporation (a Utah corporation) into Advanced Precision Technology, Inc. (a Nevada corporation) with the surviving entity being Advanced Precision Technology, Inc.  The name of the corporation was again changed on December 1, 1992 to “UV Color Corporation” pending the approval and completion of a new plan of reorganization.  The plan was not completed and the name was changed back to “Advanced Precision Technology, Inc.” on July 9, 1994.  On April 10, 2002, the Company’s name was changed to “Exact Identification Corporation” through an Amendment to the Articles of Incorporation.

/Business

Currently the company operates under four segments, OEM, Quality Bending and Fabrication Inc. (“QBF”), Powin Wooden and MACO Furniture, each are further explained below under Principal Products.

Powin, an OEM, has very strong relationships with six plants located in The People’s Republic of China and one in Taiwan, coordinates all manufacturing of over 2,000 products plus the coordination of all product shipments and delivery to its distribution channels; however, the Company does not own the manufacturing facilities in China or Taiwan, it only facilitates the distribution and sale of the products it has manufactured.  Products include gun safes, outdoor cooking products, fitness and recreational equipment, truck parts, furniture and cabinets, plastic products and small electrical appliances.  Powin also manufacturers metal products in Tualatin, Oregon through its wholly-owned subsidiary, QBF.

Principal Products

The Company coordinates the manufacture and distribution of various products and equipment.  The main products produced are summarized below:

Gun Safes

Powin arranges the manufacturing of steel gun safes, as it provides safes under names such as Browning and other brand names. These products are produced by Qingdao Powin Metal Furniture Co., Ltd, in Qingdao, China.

Outdoor Cookware Products Manufacturing

Powin also supplies most of the products sold by Logan Outdoor Products, LLC, which specializes in outdoor cooking equipment, including Dutch camping ovens and frying skillets.  These products are sold under the name brands Camp Chef and Smoke Vault.  These products are manufactured by Qingdao Xuyang Stovemakers Co., Ltd., in Qingdao, China.  This 180,000 square foot facility employs 200 full-time workers.  These products are also produced by Longkou Yian Rubber and Plastic Co., Ltd., in Qingdao, China.

Fitness and Recreational Equipment Manufacturing

Powin arranges the manufacturing of a wide variety of fitness equipment including treadmills, exercise bikes, weightlifting benches and dumbbell racks.  The fitness equipment products are manufactured at Yangzhou Aiqi Fitness Equipment Co., Ltd., in Yangzhou, China.  This plant is over 150,000 square feet in size, and it employs 110 full-time workers.  The electronic displays for the exercise equipment are made at Yangzhou Aiqi Fitness Equipment Co., Ltd., in Yangzhou, China.  This is a 350,000 square foot plant which employs 180.

In addition to the fitness equipment, Powin is also a supplier of trampolines, most of which are sold through Wal-Mart and other retailers.  These products are manufactured at Qingdao Triplemaster Steel and Plastic Co., Ltd., in Qingdao, China.

Truck Parts Manufacturing

During the last four years, the QBF segment, has manufactured truck parts for Freightliner Trucks, but the plant has been underutilized and QBF has lost money.  Improvements have been made, and business has increased, but in the last year Freightliner, the segments largest customer, decided to close its plant in Portland, in 2010, and move all of its manufacturing to Mexico, pulling back on its orders with QBF in 2009.  However, in November 2009, Freightliner after receiving various concessions from the state of Oregon, the county and its employee’s union decided to continue its operations in Portland, Oregon.  QBF was been offered the opportunity to bid on and continue its manufacturing of truck parts for Freightliner. In addition, QBF has been invited by Freightliner to become a primary and immediate supplier of truck parts.

Freightliner Trucks is a division of Daimler Trucks North America, the largest manufacturer of heavy-duty vehicles in North America.  Daimler Trucks North America designs, builds and markets a wide range of Class 3-8 vehicles including long-haul highway tractors, heavy-duty construction and vocational trucks, mid-range trucks for distribution and service, school and transit buses, fire and emergency service apparatus, and chassis for step vans, school and shuttle buses, and motor homes.  Freightliner Trucks is headquartered in Portland, Oregon, with truck manufacturing facilities located in Portland and throughout the United States and Mexico.

Furniture and Cabinet Manufacturing

Another important area of the Company is the manufacturing of furniture products.  The furniture manufactured by the company consists of a variety of high-end models and products.  The Company believes that this segment of its business provides diversification for the Company and its shareholders.  The Company has several employees with good relationships with buyers, and employs designers and manufacturing experts that understand and produce furniture of style, quality and functionality.

In 2008 Powin purchased the trade name and trademark MACO from a furniture company that specialized in manufacturing bedroom furniture that had gone bankrupt in Portland. The Company then formed a DBA (doing business as) of Powin Wooden Product Services, Inc. called Maco Lifestyles Company.  Powin also hired their key employee, Paul Fuerstenau, who is expert in the business of this type of furniture.  Powin now distributes bedroom furniture under its proprietary brand name, MACO, which conducts business through Powin’s subsidiary, Powin Wooden Product Service, Inc.  This line consists of high-quality, high-value bed frames, chests and night stands constructed of solid alder, which is now being sold by Costco stores.   Sales have been slow, but the product has been well received at the product shows, and now Costco has agreed to feature the furniture in its “road show”, which is an event which takes place in especially sectioned-off areas close to the front of Costco stores.”

Plastic Products

The Company also manufactures and distributes plastic products including pontoon boats for both recreational and commercial purposes. Several models of the pontoon boats are produced for Venture Outdoors located in Brigham City, Utah.  The pontoon boats carry up to 350 pounds of combined user and cargo weight and are Coast Guard rated for Class I waters.  Each boat weighs approximately fifty pounds.

Small Electrical Appliances

The Company also manufactures and distributes small electronic appliances made to the specifications of the inventors and customers.

Distribution Methods

Manufactured products are typically distributed according to the customers’ specifications. Delivery is typically made directly to the customer from the factories.

Competition

There are several companies within the United States that provide distribution services and the coordination of the manufacturing of products in China. The main competitors for Powin, however, come from the Chinese manufacturers themselves, and customers who decide to go straight to the Chinese manufacturers to get their products made.

The industry within the United States includes several companies that provide worldwide sourcing for American companies.  Powin, along with its U.S.-based competitors handle the logistics of the coordination of the manufacturing of the products from concept to delivery.  Powin also coordinates the shipment of the products to the customer or the customer’s customers.

Many of these companies offer additional services, such as design improvements and product re-engineering to enhance the products or the customer’s profitability.

The industry can distribute and coordinate the manufacturing of a variety of products from many product materials including metals, plastics, glass or wood.

Licenses, concessions, royalty agreements or labor contracts

The Company’s licenses consist of the normal state, county and city licenses required in the normal course of doing business.  The Company does not typically enter into written agreements or licenses with its customers, as is customary in the industry, and the Company has no royalty agreements with any of its customers, vendors or employees.

Government Approval and Regulation

There are no principal products or services which require government approval as all of the Company’s principal products and services comply with government regulations.

Effect of Existing Governmental Regulation on our Business

The effect of existing governmental regulation on our business has been that we cannot proceed with cast-iron construction products do to the government’s anti-dumping rule.  The other effects are that government regulation will bring up trade issues that may be difficult to deal with.

There were twenty-two items which were identified in 2008 that were targeted for increased tariffs, of which nineteen were Chinese products.  However, most of these were food-related products, and so the effect on Powin was minimal, although the wooden furniture imported from China is now subject to a nine percent (9%) tariff.  Some of the wooden furniture production has now been shifted to Viet Nam, where there is no tariff.

Environmental Laws

In general, our manufacturing activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Number of Employees

We currently employ 33 full time employees and 12 part time employees at our facilities in the United States.

ITEM 1A.  RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

RISKS RELATED TO OUR BUSINESS

(1) The impact of the current economic climate and tight financing markets may impact consumer demand for our products and services.

Many of our existing and target customers are in the small and medium business sector. If small and medium businesses experience economic hardship, it could negatively affect the overall demand for our products and could cause delay and lengthen sales cycles and could cause our revenues to decline.

Although we maintain allowances for returns and doubtful accounts for estimated losses resulting from product returns and the inability of our customers to make required payments, and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return and bad debt rates that we have in the past, especially given the current economic conditions. Additionally, challenging economic conditions could have a negative impact on the results of our operations.

 (2)  Our failure to file timely reports may subject us to shareholder litigation, which may materially and adversely affect our business.

Our failure to file our reports in a timely manner may subject us to shareholder litigation, which may divert the attention of our management and force us to expend resources to defend against such claims. Any litigation may have a material and adverse effect on our business and future results of operations.

(3)  Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding manufacturing trends in the United States and China. In addition, manufacturing spending generally tends to decrease during January and February each year due to the Chinese Lunar New Year holiday. We believe we will also experience a slight decrease in revenues during the hot summer months of July and August each year, when there is a relative slowdown in overall commercial activity in urban areas such as in China. Furthermore, due to ever-fluctuating pricing on commodities and other raw materials and given the unpredictable economic climate, it is difficult to forecast with any amount of certainty the exact expected quarterly operating results.  As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors that are likely to cause our operating results to fluctuate, such as the seasonality of manufacturing spending in China, a deterioration of economic conditions in China and potential changes to the regulation of the manufacturing industry in China is discussed elsewhere in this prospectus. Additionally, some of the outdoor products manufactured and distributed by the Company focus on a release in time for the summer season.  Fitness products are primarily shipped out in September and October for distribution over the holiday season and at the beginning of each year. If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

(4)  Our future acquisitions may expose us to potential risks and have an adverse effect on our ability to manage our business.

Selective acquisitions will form a part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, services or products that are complementary to our core business. Our integration of the acquired entities into our business may not be successful and may not enable us to expand into new manufacturing platforms as well as we expect. This would significantly affect the expected benefits of these acquisitions. Moreover, the integration of any future acquisitions will require significant attention from our management.

The diversion of our management’s attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. In addition, we may face challenges trying to integrate new operations, services and personnel with our existing operations. Future acquisitions may also expose us to other potential risks, including risks associated with unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, our inability to generate sufficient revenue to offset the costs, expenses of acquisitions and potential loss of, or harm to, relationships with employees and manufacturing clients as a result of our integration of new businesses and new regulations governing cross-border investment by China residents. In addition, we cannot assure you that we will be able to realize the benefits we anticipate from acquiring other companies or that we will not incur costs, including those relating to intangibles or goodwill, in excess of our projected costs for these transactions. The occurrence of any of these events could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.

(5)  There may be unknown risks inherent in our acquisitions of companies which could result in a material adverse effect on our business.

We will conduct due diligence with respect to any acquisition we undertake we may not be aware of all of the risks associated with any of the acquisitions. Any discovery of adverse information concerning any of these acquisitions could have a material adverse effect on our business, financial condition and results of operations. While we may be entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

(6)  Failure to manage our growth could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in the new networks and media platforms we hope to operate, either of which could materially and adversely affect our business and growth potential.

We have been expanding, and plan to continue to expand, our operations in the United States and China. To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion due to, among other things, different technology standards, legal considerations and cultural differences. We may not be able to manage our current or future international operations effectively and efficiently or compete effectively in such markets. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, recruit top talent and train our personnel. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

(7)  We depend on the leadership and services of Joseph Lu who is the founder, chairman, and chief executive officer, our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Joseph Lu our founder, chairman and chief executive officer. We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, many of our clients and landlords and property managers of the locations in our network. We do not maintain key-man life insurance for Mr. Lu or other key employees, but plan on obtaining this insurance in the next quarter.  If he is unable or unwilling to continue in his present position or if he joins a competitor or forms a competing company, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.  Accordingly, we are making every effort to keep Mr. Lu happy and to assist him in taking good care of his health so that his services and knowledge are readily available to Powin.

(8)  We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

We believe that our current cash and cash equivalents and cash flow from operations will not be sufficient to meet our anticipated cash needs including for working capital and capital expenditures, for the foreseeable future. We will require additional cash resources due to changed business conditions or other future developments. We may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of alternative manufacturing media companies; conditions of the U.S. and other capital markets in which we may seek to raise funds; our future results of operations, financial condition and cash flows; China governmental regulation of foreign investment in manufacturing services companies in China; economic, political, and other conditions in China; and China governmental policies relating to foreign currency borrowings.  As each of these uncertainties are concerning, the foreign currency exchange is particularly concerning given the state of the economy and any unforeseen government regulations from either China or the United States.  Accordingly, we will make every effort to keep up to date on the exchange and understand any regulation / economic condition that may affect the exchange.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

(9)  Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our trade secrets and other intellectual property as critical to our success. Unauthorized use of the intellectual property used in our business may adversely affect our business and reputation.

We have historically relied on a combination of trademark and copyright law, trade secret protection and restrictions on disclosure to protect our intellectual property rights. We enter into confidentiality and invention assignment agreements with all our employees. We cannot assure you that these confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our proprietary technology will not otherwise become known to, or be independently developed by, third parties.

We may register in China the trademarks used in our business. We cannot assure you that any of our trademark applications will ultimately proceed to registration or will result in registration with scope adequate for our business. Some of our applications or registration may be successfully challenged or invalidated by others. If our trademark applications are not successful, we may have to use different marks for affected services or technologies, or enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all.

In addition, policing unauthorized use of our proprietary technology, trademarks and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations.

(10)  We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

We compete with other manufacturing companies in China and the United States. We compete for manufacturing clients primarily on the basis of price, the range of services that we offer and our brand name. Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers, and others may successfully mimic and adopt our business model. Moreover, increased competition will provide clients additional manufacturing service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits. We cannot assure you that we will be able to successfully compete against new or existing competitors.

(11)  There may be deficiencies with our internal controls that require improvements, and we will be exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002 in the event we become a fully reporting company.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404a of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404a of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404a. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

Risks Relating to Regulation of Our Business and to Our Structure

(12) We do not typically enter into written agreements with customers, as is standard in most of our lines of business, but this practice exposes us to litigation and ambiguity should a conflict or discrepancy arise.

We do not typically have written contracts with our customers. This practice is not unusual for the industry. The fact that we do not typically have written contracts with our customers is a risk because oral contracts are less easily enforced by courts of law.

(13)  Contractual arrangements we have entered into may be subject to scrutiny by the tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under local law, arrangements and transactions among related parties may be subject to audit or challenge by the local tax authorities. If any of the transactions we have entered into with our distributor are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local tax law, the tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective entities and assess late payment interest and penalties. A finding by the tax authorities that Powin is ineligible for its tax exemptions, would substantially increase our taxes owed and reduce our net income and the value of your investment. As a result of this risk, you should evaluate our results of operations and financial condition without regard to these tax savings.

(14)  Our business operations may be affected by legislative or regulatory changes.

Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home manufacturing, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations. We are not certain how the local government will implement any regulation or how it may affect our ability to compete in the manufacturing industry in China.  We are particularly concerned with any regulations that might give rise to possible trade issues between China and the United States, and the effects of those regulations on our business. Accordingly, we need to conduct due diligence as to any possible regulations that might arise and substantially effect Powin’s operations.  Further, we need to make every effort to hedge against any government regulation which may materially alter our business model.

Risks Relating to Business in China

Much of the success of the Company is derived from our relationship and business dealings with manufacturing companies in China, and the majority of our products that Powin distributes and sells to its customers from these third party manufacturers in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

(15)  The economic, political and social conditions, as well as governmental policies, could affect the financial markets in China and our liquidity and access to capital and our ability to operate our business.

China economy differs from the economies of most countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While China economy has experienced significant growth over the past, growth has been uneven, both geographically and among various sectors of the economy. China government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall China economy, but may also have a negative effect on us. This may encourage foreign manufacturing companies with more experience, greater technological know-how and larger financial resources than we have to compete against us and limit the potential for our growth. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

(16)  China legal system embodies uncertainties which could limit the legal protections available to you and us.

China legal system is a civil law system based on written statutes. The overall effect of legislation over the past 26 years has significantly enhanced the protections afforded to various forms of foreign investment in China. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since China administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in China legal system, particularly with regard to the manufacturing industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our suppliers.

(17)  If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase.

We generate a substantial portion or all our net income from our suppliers in China.  Our net income could be adversely affected by any change in the current tax laws in China.

(18)  China tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their China operations through their affiliates in the United States.

Our operations and transactions are subject to review by China tax authorities pursuant to relevant China laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our future acquisitions of offshore entities that conduct their China operations through their affiliates in the United States, we cannot assure you that China tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where China tax authorities take the view that the previous taxable income of China affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under China law in connection with these transactions, China tax authorities might require us to pay the tax, together with late-payment interest and penalties.

(19)  China rules on mergers and acquisitions may subject us to sanctions, fines and other penalties and affect our future business growth through acquisition of complementary business.

We cannot assure you that the relevant China government agency approval required for this offering will be deemed legal. We may face sanctions by China regulatory agencies. In such event, this regulatory agency may impose fines and penalties on our operations in China, limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

Complying with the requirements of rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the appropriate securities agency, may delay or inhibit the completion of such transactions, which could affect our ability to expand our business or maintain our market share.

(20)  Any future outbreak of severe acute respiratory syndrome or avian flu in China, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to July 2003, China and other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central China in April 2004. During May and July of 2003, many businesses in China were closed by China government to prevent transmission of SARS. In addition, many countries, including China, have encountered incidents of the H5N1 strain of bird flu, or avian flu. Any recurrence of the SARS outbreak, an outbreak of avian flu or a development of a similar health hazard in China, may deter people from congregating in public places, including a range of commercial locations such as office buildings and retail stores. Such occurrences would severely impact the value of our digital out-of-home manufacturing networks to advertisers, significantly reduce the manufacturing time purchased by advertisers and severely disrupt our business and operations.

RISKS RELATED TO OUR COMMON STOCK

 (21) Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

(22) The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

(23) Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved items.

ITEM 2.  PROPERTIES

The Company’s corporate headquarters are located at 6975 SW Sandburg Road, Ste. 326, Tigard, OR 97223, under lease for 2,089 square feet of office space for $3,133.50 per month. In September 2009 the Company leased 431 square feet of additional office space for $711.00 per month.  Both leases expire March 31, 2011.  The Company can renew into one lease for an addition year.  The main telephone number is (503) 598-6659.

The Company’s QBF subsidiary is headquartered at 10005 S.W. Herman Road, Tualatin, OR 97062.  In November 2009 this facility was purchased by Powin Pacific Properties LLC, a company owned by Joseph Lu the CEO of Powin Corporation and is discussed further under Related Party Transactions below.  The space, totaling 38,623 square feet, is currently leased for $14,676.74 per month and the lease will expire November 30, 2014.

The Company leases two buildings, Building 12 and Building 16, at Tri-County Industrial Park, located at 21449 S.W. 108th Ave., Tualatin, Oregon 97062.  This property is used for warehousing to support the operations of QBF, Inc.  The space leased in Building 12, Bay 1, totaling 14,400 square feet of warehouse space, is leased monthly for the amount of $4,830.  This amount is discounted to $4,200 if delivered within ten days of the due date. The space leased in Building 16, Bay 2, totaling 14,625 square feet, is leased monthly for the amount of $5,045.  This amount is discounted to $4,387 if delivered within ten days of the due date.  Both leases expired August 31, 2010 and are currently on a month-to-month bases.

The Company’s MACO subsidiary leases two spaces in connection with its furniture operations and is headquartered at the Powin Center located at 6975 S.W. Sandburg Road, Ste. 326, Tigard, OR  97223.  The first lease consists of 5,000 square feet and supports MACO’s main operations, the monthly lease payments are $1,258 per month.  The second lease is for warehousing and is located at 14325 N.E. Air Port Way, Portland, OR  97230 and consists of 5,400 square feet, the lease payment is $1,815 per month.  This property is owned by Powin Pacific Properties LLC, a company owned by Joseph Lu and is discussed further under Related Party Transactions below.  Both leases expired February 1, 2010 and are currently on a month-to-month bases.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to its Security Holders for the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not currently traded in the over-the-counter market.  On March 31, 2010 the SEC approved the Company’s Form S-1, and the Company has moved forward to file a Form 15c211 and to apply for a symbol on the OTC Bulletin Board.

The Company’s common stock will be subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

On March 31, 2010, the shareholders’ list of our common shares showed 458 registered shareholders and 160,585,871 shares outstanding.

Dividend Policy

No cash dividends have been paid by the Company on its common stock. It is anticipated that the Company’s future earnings will be retained to finance its continuing development. The payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, success of business activities, regulatory and corporate law requirements and the general financial condition of the Company.

Recent Sales of Unregistered Securities

In December 2008, the Company issued 3,150,000 shares of stock to compensate two consulting firms, at $0.015 per share for their work at a total expense to Legal & Professional expense of $47,250 to the Company and is reflected in Shareholder’s Equity as an increase of Common Stock of $3,150 (par at $0.001 times shares issued of 3,150,000) and Additional Paid in Capital of $44,100.

In June 2009, the Company declared preferred stock dividends.  The Company accrued a total of 595 stock dividends at $100 par value and a $59,500 increase to Preferred Stock.  The stock dividends have not been issued to the preferred stockholders at December 31, 2009.

In June 2009, the Company issued bonus stock to three employees, 400,000 to Judy Lu, 600,000 to Jingshuang (Jeanne) Liu and 500,000 to Zaixiang Fred Liu for a total of 1,500,000 shares issued at $0.015 per share, with an expense to Salaries and Wages of $22,500 to the Company and is reflected in Shareholder’s Equity as an increase of

Common Stock of $1,500 (par at $0.001 times shares issued of 1,500,000) and Additional Paid in Capital of $21,000.

In July 2009, the Company issued 150,000 shares of stock to compensate a consulting firm, at $0.015 per share for its work at a total expense to Legal & Professional expense of $2,250 to the Company and is reflected in Shareholder’s Equity as an increase of Common Stock of $150 (par at $0.001 times shares issued of 150,000) and Additional Paid in Capital of $2,100.

In July 2009, the Company issued bonus stock to two employees, 60,000 to Joseph Lu and 60,000 to Zaixiang Fred Liu for a total of 120,000 shares issued at $0.015 per share, with an expense to Salary & Wages of $1,800 to the Company and is reflected in Shareholder’s Equity as an increase of Common Stock of $120 (par at $0.001 times shares issued of 120,000) and Additional Paid in Capital of $1,680.

In December 2009, the Company issued 150,000 shares of common stock to compensate a consulting firm for its work, with an expense of $2,250 to the Company.

In December 2009, the Company declared preferred stock dividends.  The Company accrued a total of 290 dividends.  The dividends have not been issued.

Equity Compensation Plan Information

In July 2009 Zaixiang Liu was issued 500,000 shares and Jingshang Liu was issued 600,000 shares of common stock, respectively, as part of a one-time incentive to encourage long-term employment.  Except for as set forth herein, we currently do not have any formal stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2009.

ITEM 6.      SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
	2009	2008
	(in Thousands)
STATEMENT OF OPERATIONS DATA
Net sales	$ 36,910.7	$ 41,041.8
Cost of goods sold	32,332.4	35,823.0
Gross profit	$ 4,578.3	$ 5,218.8
Selling, general & administrative expenses	3,694.9	3,699.4
Operating income	$ 883.4	$ 1,519.4
Interest - net	(22.1)	(32.9)
Net gain (loss) on disposal of fixed assets	1.5	(191.3)
Other (income) expense - net	47.1	(20.5)
Income tax provision (benefit)	(279.2)	(184.3)
Net income attributable to Powin Corporation stockholders	$ 1,189.1	$ 1,459.0

EARNINGS PER SHARE
Net income attributable to Powin Corporation stockholders per share
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01
Weighted average shares outstanding
Basic	159,553,274	153,909,004
Diluted	171,590,432	165,769,162

BALANCE SHEET DATA
Cash and cash equivalents	$ 1,340.4	$ 1,301.0
Accounts receivable	$ 6,931.5	$ 7,415.4
Working capital	$ 5,367.9	$ 3,882.1
Total assets	$ 12,782.9	$ 11,840.0
Total liabilities	$ 6,324.4	$ 6,599.6
Equity	$ 6,458.5	$ 5,240.4

OTHER DATA
Cash flow provided by (used in)
Operating activities	$ 625.2	$ 343.2
Investing activities	$ (19.2)	$ (550.9)
Financing activities	$ (566.6)	$ 727.8
Depreciation and amortization	$ 287.0	$ 272.4

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2010, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Results of Operations

Fourth quarter ended December 31, 2009

The following table set forth the Company’s results of operations for each of the four quarters ended March 31, June 30, September30, and December 31, 2009, respectively, in dollars and percent of sales revenue.

	For the quarters ended 2009
	March 31,	% Sales	June 30,	% Sales	September 30,	% Sales	December 31,	% Sales	TOTAL	% Sales

Sale Net	6,917,892	100.0%	9,980,681	100.0%	12,438,170	100.0%	7,573,965	100.0%	$ 36,910,708	100.0%

Cost of Sales	5,948,853	86.0%	8,993,414	90.1%	10,076,591	81.0%	7,313,507	96.6%	32,332,365	87.6%

Gross Profit	969,039	14.0%	987,267	9.9%	2,361,579	19.0%	260,458	3.4%	4,578,343	12.4%

Operating Expenses	747,924	10.8%	923,715	9.3%	796,611	6.4%	1,226,612	16.2%	3,694,862	10.0%

Operating Income	221,115	3.2%	63,552	0.6%	1,564,968	12.6%	(966,154)	-12.8%	883,481	2.4%

Other Income/ (Expense)	(2,502)	0.0%	39,310	0.4%	9,574	0.1%	(19,857)	-0.3%	26,525	0.1%

Income Before Income Taxes	218,613	3.2%	102,862	1.0%	1,574,542	12.7%	(986,011)	-13.0%	910,006	2.5%

Income Tax (Benefit)	90,943	1.3%	(254,709)	-2.6%	952,509	7.7%	(1,067,991)	-14.1%	(279,248)	-0.8%

Net Income	127,670	1.8%	357,571	3.6%	622,033	5.0%	81,980	1.1%	$ 1,189,254	3.2%

The Company’s fourth quarter sales, which are generally the worst quarter for sales, were down from the second and third quarters 24.1% and 39.1%, respectively; however sales were up 9.5% from the first quarter of 2009, giving management optimism that sales are starting to rebound from the low sales the Company experienced in 2008 and 2009, as customers start to rebuild their inventories.

Cost of sales for the fourth quarter of 2009 was 96.8% of sales, up 11.5 points from the first three quarters average of 85.3%.  However, the fourth quarter’s cost of sales was impacted by $478.3 thousand in inventory write down due to costing and physical counting errors within the Company’s QBF segment.  Management has put in place a review process of all procedures in the QBF segment to identify any problem areas and taking corrective action.

Operating expenses are up in the fourth quarter over the first three quarters of 2009, primarily due to bonus payouts of $300.5 thousand.

Year-To-Date 2009

The following tables set forth key components of the Company’s results of operations for the year ended December 31, 2009 and 2008, in dollars of sales revenue and its key segments of revenue.

	for the year ended December 31, 2009
	OEM	QBF	Wooden	Maco	Consolidated

Sales	$ 34,316,709	$ 1,765,643	$ 706,319	$ 122,037	$ 36,910,708
Cost of Sales	29,606,602	2,161,588	468,801	95,374	32,332,365
Gross Profit	4,710,107	(395,945)	237,518	26,663	4,578,343
Operating Expense	2,966,318	356,030	69,456	303,058	3,694,862
Other Income (Expense)	40,968	(14,443)	-	-	26,525
Income (Loss) before Income Tax	$ 1,784,757	$ (766,418)	$ 168,062	$ (276,395)	$ 910,006
Income Tax (Benefit) on Consolidated Income					(279,248)
Consolidated Net Income					$ 1,189,254

Inventory	$ 1,019,208	$ 931,708	$ -	$ 394,631	$ 2,345,547
Property and Equipment - Net	$ 660,658	$ 411,896	$ 6,038	$ 2,382	$ 1,080,974

	for the year ended December 31, 2008
	OEM	QBF	Wooden	Maco	Consolidated

Sales	$ 38,499,891	$ 2,052,810	$ 422,373	$ 66,747	$ 41,041,821
Cost of Sales	33,389,150	2,048,772	317,292	67,814	35,823,028
Gross Profit	5,110,741	4,038	105,081	(1,067)	5,218,793
Operating Expense	3,187,274	212,161	78,880	221,054	3,699,369
Other Income (Expense)	(215,019)	(31,099)	-	1,411	(244,707)
Income (Loss) before Income Tax	$ 1,708,448	$ (239,222)	$ 26,201	$ (220,710)	$ 1,274,717
Income Tax (Benefit) on Consolidated Income					(184,292)
Consolidated Net Income					$ 1,459,009

Inventory	$ 540,872	$ 406,818	$ 48,329	$ 398,272	$ 1,394,291
Property and Equipment - Net	$ 815,475	$ 531,991	$ 7,836	$ 3,041	$ 1,358,343

Net revenues consolidated, for the year ended December 31, 2009 was down 10.1% or approximately $4.1 million from the same period of 2008.  The Company’s OEM segment net revenues were down 10.9% or $$4.2 million, the QBF segment net revenues were down 14.0% or $2.9 thousand, while segments Wooden and Maco were up in net revenues 67.2% or $2.8 thousand and 82.8% or $55.3 thousand, respectively.  Management believes the OEM decrease in net revenues is related strictly to the economic downturn impacting the whole U.S. economy.  However, management is very optimistic that the OEM business will improve in the coming year 2010 and is further discussed below under Year 2010 Outlook. The Company’s QBF segment realized net revenue decreases because its primary customer pulled back on its own manufacturing process also due to the cutbacks in the economy.  However, management is seeing activity and projections from this same primary QBF customer, that the year 2010 will see improvements back to the same levels as in 2008.  The Wooden segment net revenues increased primarily due to a selling off of its cabinet inventory at a reduced price because management is seeing little activity and future projections demonstrate that this segment shows no future activity; however, the segment’s facility is being used to provide warehousing services.  The Maco segment net revenues increased primarily due to investments by the Company in this segment’s sales and marketing program and trade show participation.

Cost of sales consolidated, are down 9.7% or $3.5 million for the year ended December 31, 2009, when compared with the same period of 2008.  However, as a percent of sales, cost of sales are 87.6% for the year ended December 31, 2009, compared to 87.3% for the same period in 2008.  The 0.3% increase is a real cost increase of $123.1 thousand primarily related to operating inefficiencies within the Company’s QBF segment, such as inventory and costing errors mentioned above under, Fourth Quarter 2009, as well as the segment adding labor costs by $101.0 thousand and other product increases in cost of sales of $45.0 thousand.

Consolidated gross profits declined $6.4 million ending at 12.4% of net revenues for the year ended December 31, 2009, compared to 12.7% for the same period of 2008.  All of the percent decrease in gross profit came from the Company’s QBF subsidiary, because of its inefficiencies as reported above, and its metal fabrication business dropping off, and the segment’s management decided not to trim its direct and indirect manufacturing cost accordingly as the highly skilled nature of its workers will be difficult to replace on short notice.  Management believes the segment will see improvements in 2010 as mentioned above.

Operating expenses consolidated, for the year ended December 31, 2009, were down 0.1% or $4.5 thousand dollars from the same period of 2008.  As a percent of net revenues operating expenses for the year ended December 31, 2009 were 10.0% compared to 9.0% for the same period of 2008.  However, various specific line items within operating expenses had substantial increases in the year ended December 31, 2009 compared to the same period of 2008.  The following table is reflective of the changes in operating expenses in dollars and percent of change.

	For the year ended December 31,
	2009	2008	Change	% Change
Salaries & Wages	$ 2,039,118	$ 2,293,885	$ (254,767)	-11.1%
Advertising	88,860	31,761	57,099	179.8%
Bad Debt Expense	245,082	66,744	178,338	267.2%
Professional Services	571,913	486,702	85,211	17.5%
All Other	749,889	820,277	(70,388)	-8.6%
TOTAL	$ 3,694,862	$ 3,699,369	$ (4,507)	-0.1%

For the year ended December 31, 2009, the Company earned net income of $1,2 million, had positive cash flows from operations of $6.2 thousand, compared to net income of $1.5 million and positive cash flows from operations of $3.4 thousand for the same period of 2008.

Liquidity and Capital Resources

The Company has financed its operations over the years principally through funds generated from operations and bank loans.  For the year ended December 31, 2009 cash provided by operating activities was $625.2 thousand compared to cash provided by operating activities of $343.2 thousand for the same period of 2008.  Cash used in investing activities was $19.2 thousand in the year ended December 31, 2009, to replace and add office computers, compared with $550.9 thousand used in the same period of 2008.  Cash used in the year ended December 31, 2009 from financing activities include net repayments of $456.7 thousand toward the Company’s existing credit lines and repayment of $109.8 thousand to pay back a Stockholder loan, compared to net cash borrowings of $617.9 thousand from the Company’s bank credit lines and $109.8 thousand from a Stockholder loan in the same period of 2008.

The ratio of current assets to current liabilities is 1.85 at December 31, 2009 compared to 1.59 at December 31, 2008.  Quick liquidity (current assets less inventories divided by current liabilities) was 1.31 at December 31, 2009 and 1.33 at December 31, 2008.  At December 31, 2009 the Company had working capital of $5.4 million compared with working capital at December 31, 2008 of $3.9 million.  Trade receivables at December 31, 2009 had 71 days average collection period compared to 64 days at December 31, 2008.

The Company and its subsidiary, QBF, have short-term lines of credit with a bank with maximum borrowings available at December 31, 2009 of $1,000,000 and $650,000, respectively.  The maturity date for the Company’s line of credit is September 1, 2010 and September 12, 2010 for QBF.  The lines of credit are secured by all receivables, inventory, and equipment and are personally guaranteed by the Company’s majority stockholder.  Interest is at the rate of 4 percent for the Company and 4 percent for QBF at December 31, 2009, when compared to a rate of 8.25 percent for the Company and 5 percent for QBF at December 31, 2008.  Balances outstanding at December 31, 2009 and 2008 were $650,000 and $1,106,700.

The Company’s line of credit is subject to standard financial and non-financial covenants, however, none of the covenants relate to financial statement based ratios, such as working capital ratios, etc. The Company’s line of credit covenants relate to outstanding notes, receivables and cash flow, and the Company is not subject to any negative covenants.  Due to a loan by Powin to its subsidiary (which may have violated the terms of the line of credit), the Company sought an opinion letter and waiver from the lender on August 26, 2009 clarifying this issued. The Company received a letter from the lender stating that the “companies [Powin and QBF] have performed as agreed and the companies are not in violation of covenants with the bank that are referenced in the business loan agreement. The bank deems both companies in good standing and overall performance since credit facilities were established with the bank.”  The Company was in compliance with all other covenants at December 31, 2009 and 2008.  QBF’s line of credit is subject to standard financial and non-financial covenants however, none of the covenants relate to financial statement based ratios, such as working capital ratios, etc.  QBF’s line of credit covenants relate to outstanding notes, receivables and cash flow, but it is subject to negative covenants, which state that QBF will not loan, invest in or advance money or assets to any other person, enterprise or entity.  QBF was in compliance with all covenants at December 31, 2009 and 2008.

The Company’s preferred shares have a provision that calls for dividends of 12%, declared semi-annually, and paid in preferred shares.  There is no plan to issue additional shares of preferred stock.  The Company’s common shares have a provision that allows dividends to be paid in cash at the discretion of the board of directors; however, the Company’s board of directors has never declared a dividend on common stock and there is no assurance that future dividends will be declared on the Company’s common stock.

The Company’s management believes that the current cash and cash flow from operations will not be sufficient to meet anticipated cash needs including for working capital and capital expenditures, for the foreseeable future. The Company may require additional cash resources due to changing business conditions or other future developments.  The Company may seek to sell additional equity or debt securities or increase its credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of alternative manufacturing media companies; conditions of the U.S. and other capital markets in which we may seek to raise funds; future results of operations, financial condition and cash flow.  Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, or if at all. Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

Year 2010 Outlook

The Company’s year ends on December 31, of a calendar year.  For 2010, Management believes the Company will have and develop opportunities for further product offerings. These opportunities could be balanced or offset by continued economic uncertainty, which may affect sales of certain products.  In response to fluctuating conditions, management plans to control expenses, increase productivity and maintain discipline on working capital and capital expenditures.

However, the Company is seeing increased activity in its first quarter of 2010, with sale increases in three of the Company segments.  In the first two months of the Company’s first quarter, sales in the OEM segment have increased 29.1% or $1.4 million, the QBF segment have increased 29.1% or $97.3 thousand, the MACO furniture segment 83.4% or $20.0 thousand over the same two months of 2009.  The Wooden segment sales have dropped by (33.7%) or $25.7 thousand and the Company expected this decrease as this segment’s cabinet inventory was sold off and the facility this segment is in is being used for warehousing services.  Management further believes the third month of the first quarter will also show improvements over the same month of 2009.

The Company has also established, to enhance its sales and marketing programs, an Independent Sales Representative program, individually designed to support the OEM, Maco and QBF segments.  Each representative will be assigned a sales territory, paid a commission on their sales plus a bonus commission on the first twelve months sales of any new customer signed.  The Company’s management is confident that this new program will bring new unknown opportunities and add to the company’s recognition in the industry.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

Please see note 1 of our financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the calendar year ended December 31, 2009 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report

POWIN CORPORATION

Financial Statements

For the Years Ended and As of December 31, 2009 and 2008

POWIN CORPORATION

TABLE OF CONTENTS

For the Years Ended and As of December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Corporation.

We have audited the accompanying consolidated balance sheets of Powin Corporation (the "Company"), as of December 31, 2009 and 2008, and the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powin Corporation as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLC

Irvine, California

April 7, 2010

POWIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	at December 31,
	2009	2008
ASSETS

Current Assets
Cash	$ 1,340,441	$ 1,300,996
Trade Accounts Receivable, Less Allowance
for Doubtful Accounts of $495,082 for
2009 and $250,000 for 2008	6,931,491	7,415,357
Other Receivables	11,785	93,745
Inventory	2,345,547	1,394,291
Prepaid Expenses	57,596	84,278
Deposits	375,213	345
Deferred Tax Asset	630,215	184,292
Total Current Assets	11,692,288	10,473,304
Intangible Assets	9,588	-
Property and Equipment-net	1,080,974	1,358,343

TOTAL ASSETS	$ 12,782,850	$ 11,831,647

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
Lines of Credit	$ 650,000	$ 1,106,700
Trade Accounts Payable	5,203,573	5,068,683
Accrued Payroll and Other Accrued Liabilities	470,828	314,337
Loan from Shareholder	-	109,882
Total Current Liabilities	6,324,401	6,599,602
Stockholders' Equity
Preferred Stock, $100 Par Value, 25,000,000 Shares
Authorized; 5,027 Shares Issued and Outstanding	502,700	414,200
Common Stock, $0.001 Par Value, 600,000,000 Shares
Authorized; 160,585,879 Shares Issued and Outstanding	160,586	158,595
Additional Paid-in Capital	8,841,200	8,902,891
Retained Earnings (Deficit)	(4,514,539)	(4,235,291)
Total Stockholders' Equity	4,989,947	5,240,395

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$ 11,314,348	$ 11,839,997

The Accompanying Notes Are an Integral Part of These Financial Statements.

POWIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2009	2008

Sales- Net	$ 36,910,708	$ 41,041,821

Cost of Sales	32,332,365	35,823,028

Gross Profit	4,578,343	5,218,793

Operating Expenses	3,694,862	3,699,369

Operating Income	883,481	1,519,424

Other Income (Expense)
Other Income	89,342	26,769
Interest – Net	(22,090)	(32,882)
Gain (Loss) on Sales of Assets	1,500	(191,344)
Miscellaneous Expenses	(42,227)	(47,250)

Total Other Income (Expense)	26,525	(244,707)

Income Before Income Taxes	910,006	1,274,717

Income Taxes (Benefit)	(279,248)	(184,292)

Net Income	$ 1,189,254	$ 1,459,009

Earnings per Share	$ 0.01	$ 0.01

Weighted Average Shares	159,553,274	153,909,004

The Accompanying Notes Are an Integral Part of These Financial Statements.

POWIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at 12/31/2006	-	$ -	150,000,000	$ 150,000	$ 110,000	$ 4,896,999	$ 5,156,999
Distributions	-	-	-	-	-	(2,849,474)	(2,849,474)
Net Income	-	-	-	-	-	742,265	742,265
Balance at 12/31/2007	-	-	150,000,000	150,000	110,000	2,789,790	3,049,790
Shares effectively issued to former Exact shareholders as of the date of the recapitalization	4,142	414,200	5,445,099	5,445	7,031,066	(6,766,365)	684,346
Shares Issued for Services	-	-	3,150,000	3,150	44,100	-	47,250
From Sub-Chapter S to C Corp	-	-	-	-	1,717,725	(1,717,725)	-
Net Income	-	-	-	-	-	1,459,009	1,459,009
Balance at 12/31/2008	4,142	414,200	158,595,099	158,595	8,902,891	(4,235,291)	5,240,395
Accounting adjustment	-	-	70,780	71	(71)	-	-
Preferred Dividends Declared	885	88,500	-	-	(88,500)	-	-
Share Based Compensation	-	-	1,620,000	1,620	22,680	-	24,300
Shares Issued for Services	-	-	300,000	300	4,200	-	4,500
Net Income	-	-	-	-	-	1,189,254	1,189,254
Balance at 12/31/2009	5,027	$ 502,700	160,585,879	$ 160,586	$ 8,841,200	$ (3,046,037)	$ 6,458,449

The Accompanying Notes Are an Integral Part of These Financial Statements.

POWIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 1,189,254	$ 1,459,009
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used) in Operating Activities
Depreciation and Amortization	286,969	272,421
Shares issued for service	4,500	47,250
Abandonment of Inventory	-	16,384
Abandonment of Fixed Assets	-	191,344
Obsolete Inventory	-	481,653
Share Based Compensation	24,300	-
Provision for Doubtful Accounts	245,082	66,744
Provision for Income Tax	(445,923)	(184,292)
Changes in Operating Assets and Liabilities
Trade Accounts Receivable	238,784	(124,395)
Other Receivables	81,960	(93,745)
Inventories	(951,256)	(531,521)
Prepaid Expenses	26,682	(22,667)
Deposits	(366,518)	-
Trade Accounts Payable	134,890	(1,269,898)
Accrued Payroll and Other Liabilities	156,491	34,948
Net Cash Provided by Operating Activities	625,215	343,235

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Acquisition of Intangible Assets	(9,588)	-
Capital Expenditures	(9,600)	(550,863)
Total Cash Flows (used) in Investing Activities	(19,188)	(550,863)

CASH FLOW FROM (USED) IN FINANCING ACTIVITIES
Net Proceeds (Payments) Under Line-of-Credit	(456,700)	617,930
Net Proceeds (Payments) from Stockholder	(109,882)	109,882
Net Cash Flows from (used) in Financing Activities	(566,582)	727,812

Net Increase in Cash	39,445	520,184
Cash at Beginning of Year	1,300,996	780,812

Cash at End of Year	$ 1,340,441	$ 1,300,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ 22,822	$ 37,799

The Accompanying Notes Are an Integral Part of These Financial Statements.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Powin Corporation (the “Company”) has relationships with various manufacturers in China that manufacture a variety of products for distribution in the United States of America.  The Company’s client base includes distributors in the transportation, medical, sports, camping, fitness, packaging and furniture industries.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Net assets of foreign operations accounted for less than 1 percent of total net assets in 2009 and 2008.

In April 2006, the Company purchased the equipment of Quality Bending and Fabrication, LLC (QBF) in exchange for $1,500,750 in cash.  The acquisition of QBF was made to expand the Company’s operations and diversify in its industrial base and future growth.

In October 2007, the Company purchased the equipment of Maco Wood Products, Inc. in exchange for $11,200 in cash.  The acquisition of Maco Wood Products was made to expand the Company’s operations and increase its future industrial base and future growth with further diversification of its product lines.  Assets obtained from this acquisition are being used by the Company’s wholly-owned subsidiary, Powin Wooden Product Service, Inc.

On July 8, 2008 Powin’s shareholder approved an agreement with Exact Identification Corporation whereby it was agreed that the Company would merge with and into Exact Identification Corporation (the “Merger”) in order to combine efforts and maximize company growth.  July 8, 2008 is the official date the reverse recapitalization was consummated.  The Articles of Merger were filed with the State of Nevada on August 21, 2008.  As a result of this transaction, the Company has merged with and into Exact Identification Corporation.  A name change was also filed in connection with the Articles of Merger on August 21, 2008, and the combined entity is now referred to as “Powin Corporation.”  Immediately prior to the Merger, Exact underwent a 1:25 reverse stock split, bringing the number of shares outstanding in Exact to 5,223,027.  Pursuant to the Merger, Joseph Lu (the sole shareholder of Powin prior to the Merger) received 150,000,000 shares of the Company’s common stock in exchange for 1,000 shares of Powin’s no-par value stock.  The combination of Exact ID and Powin was classified for accounting purposes as a reverse merger with Powin acting as the acquirer.  Then Powin merged into Exact ID and Exact’s shares were then retained by Joseph Lu as consideration for the merger.

For accounting purposes, Powin Corporation is the acquiring entity.  The historical financial statements prior to December 31, 2008 are those of Powin Corporation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Basis of Presentation (Continued)

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, formerly Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB.

ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards.  The ASC is effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted ASC 105-10 during the year ended December 31, 2009 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Quality Bending and Fabrication, LLC (QBF) and Powin Wooden Product Service, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.   At December 31, 2009 and 2008, respectively, the Company had no cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  In 2009 the Company received notice from two customers of their Chapter 11 bankruptcy filing, and after considerable review by management and legal counsel, the company took a bad debt expense of $245,082.  Bad debt expense for the year ended December 31, 2009 and 2008, was $245,082 and $66,744, respectively.

Inventories

Inventory consists of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment and is valued at the lower of cost (first-in, first-out method) or market.  During the Company’s year-ended December 31, 2009 physical inventory count and valuation, it was determined that the inventory in its QBF segment was overstated in count and in value in both Raw Materials and Finished Goods; therefore, the Company booked a write-down in inventory value and expensed to Cost of Goods Sold of $478,300, respectively.

Intangible Assets

Capitalized paten costs represent legal fees associated with filing and maintaining a patent application for the Company’s U-Cube product. The Company accounts for its patents in accordance with ASC 350-30 and ASC 360 (formerly SFAS No. 142, Goodwill and Other Intangible Assets). The Company did not accrue amortization during the year ended December 31, 2009, as the costs are related to patent applications that are in process. Once completed, the Company will amortize the capitalized patent costs on a straight-line basis over the maximum legal period allowed, management’s estimated legal life of the patent.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial reporting and income tax purposes, the costs of property and equipment are depreciated and amortized over the assets estimated useful lives, ranging from three to seven years, using principally the straight-line method for financial reporting purposes and an accelerated method for income tax purposes.  Costs associated with repair and maintenance of property and equipment are expensed as incurred.  Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy could result in actual useful lives differing from the Company’s estimates.  In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

The Company depreciates property and equipment over the following estimated useful lives:

Building

39 years

Manufacturing Equipment

7-15 years

Office Equipment & Computers

3-5 years

Autos

5-7 years

Impairment of Long-Lived and Intangible Assets

The Company periodically review the carrying amounts of its property and equipment to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that the long-lived assets included in the balance sheets were not impaired.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Most of the Company’s products are imported from China and shipped directly to the customer either FOB Port of Origin or FOB Shipping Destination U.S.  If the product is shipped FOB Port of Origin revenue is recognized at time of delivery to the Company’s representative in China, when the proper bills-of-lading have been signed by the customer’s agent and ownership passed to the customer.  For product shipped FOB Shipping Destination U.S., revenue is recognized when product is off-loaded at the U.S. Port of Entry and delivered to the customer, when all delivery documents have been signed by the receiving customer, and ownership has passed to the customer.  For product shipped directly to the Company’s warehouse or manufactured by the Company in the U.S. then shipped to the customer, revenue is recognized at time of shipment as it is determined that ownership has passed to the customer at shipment and revenue is recognized.   The Company considers the terms of each arrangement to determine the appropriate accounting treatment.  Amounts billed to customers for freight and shipping is classified as revenue.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For orders placed by a customer needing customized manufacturing, the Company requires the customer to issue its signed Purchase Order with documentation identifying the specifics of the product to be manufactured.  Revenue is recognized on customized manufactured product at completion and shipment of the product.  If the customer cancels the Purchase Order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized.  Orders canceled after shipment is fully invoiced to the customer and revenue is recognized.

Cost of Goods Sold

Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Advertising

The Company expenses the cost of advertising as  incurred.  For the year ended December 31, 2009 and 2008, the amount charged to advertising expense was $88,860 and $31,761, respectively.

Income Taxes

Prior to July 8, 2008, the Company had elected under the Internal Revenue Code to be an S Corporation.  In lieu of corporation income taxes, the stockholder of an S Corporation is taxed on his proportionate share of the Company’s taxable income.  Due to the merger on July 8, 2008, the Company is now subject to Federal income tax.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses.  Management of the Company has made certain estimates and assumptions regarding the market value of various items of inventories, the carrying amount of investments, and the collectability of accounts receivable.  Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Earnings Per Common Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period.  Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share at December 31, 2009 and 2008 is as follows.

For the Year Ended December 31, 2009
	Income	Shares	Per-Share
	Numerator	Denominator	Amount
Income	$ 1,189,254

Less: Preferred stock dividends	0

Basic EPS
Income available to common stockholders	$ 1,189,254	159,553,274	$ 0.01

Effect of Dilutive Securities
Warrants		11,031,758

Convertible preferred stock	0	1,005,400

Diluted EPS
Income available to common stockholders	$ 1,189,254	171,590,432	$ 0.01

For the Year Ended December 31, 2008
	Income	Shares	Per-Share
	Numerator	Denominator	Amount
Income	1,459,009

Less: Preferred stock dividends	0

Basic EPS
Income available to common stockholders	$ 1,459,009	153,909,004	$ 0.01

Effect of Dilutive Securities
Warrants		11,031,758

Convertible preferred stock	0	828,400

Diluted EPS
Income available to common stockholders	$ 1,459,009	165,769,162	$ 0.01

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Estimates

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2009, the carrying value of certain financial instruments such as marketable securities and accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments.

The Company utilizes ASC 820-10 for valuing financial assets and liabilities measured on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820-10 does not require any new fair value measurements.

Accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.
Level 2:

Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values for cash and cash equivalents, accounts receivable, lines of credit, accounts payable, accrued payroll and other accrued liabilities and other current assets and liabilities approximate their fair value due to their short maturities.

Stock for Services

The Company records the expense of stock for services at the fair market value rate at the date of grant at the close of business.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.

FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

As of June 15, 2009 ASC-855-"Subsequent Events" (formerly FASB 165), establishes principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date. The latter event(s) are limited to certain event types that are outlined in their respective ASC. Certain events must be disclosed so as to not have financial statements that are misleading.

 For either situation management will evaluate and determine if there is a potential disclosure of the event(s) through the date the financial statements are issued. As of April 7, 2010 there are no subsequent events to be disclosed.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  CONCENTRATIONS OF CREDIT RISK

At December 31, 2009, three customers accounted for 72 percent of the Company’s trade receivables.  At December 31, 2008, these same three customers accounted for 88 percent of the Company’s trade  receivables.  Trade accounts receivable past due over 90 days at December 31, 2009 and 2008 were $570,511 and $628,225 respectively.  Management does not normally require collateral for trade accounts receivable.

In 2009, the Company purchased a substantial portion of its supplies and raw materials from three suppliers which accounted for approximately 83 percent of total purchases (four vendors accounted for 88 percent in 2008).  Further, in 2009 the Company has been required to make deposit payments to vendors for products being imported from Europe, at December 31, 2009, deposits made is $369,409.

The Company places its cash with high credit quality financial institutions but retains a certain amount of exposure as cash is held primarily with two financial institutions and deposits are only insured to the Federal Deposit Insurance Corporation limit of $250,000.  The Company also maintains cash balances in money market funds.

The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE 4:  INVENTORY

Inventory consisted of the following at December 31:

	2009	2008
Raw Materials	$ 278,921	$ 154,912
Work in Progress	30,956	37,724
Finished Goods	2,035,670	1,201,655
	$ 2,345,547	$ 1,394,291

NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2009	2008
Furniture and Fixtures	$ 6,772	$ 6,772
Vehicles	92,423	92,423
Equipment	1,921,761	1,912,159
Computers	22,198	22,198
	2,043,154	2,033,552
Accumulation Depreciation and Amortization	(962,180)	(675,209)

Property and Equipment - Net	$ 1,080,974	$ 1,358,343

For the year ended December 31, 2009 and 2008, depreciation and amortization of property and equipment charged to operations was $286,969 and $272,421, respectively.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:  BANK LINES OF CREDIT

The Company and its subsidiary, QBF, have short-term lines of credit with a bank with maximum borrowings available at December 31, 2009 of $1,000,000 and $650,000, and with maturity dates of September 1, 2010 and September 12, 2010, respectively.  The lines of credit are secured by all receivables, inventory, and equipment and are personally guaranteed by the Company’s majority stockholder.  Interest is at the rate of 4 percent for the Company and 4 percent for QBF at December 31, 2009, and at a rate of 8.25 percent for the Company and 5 percent for QBF at December 31, 2008.  Balances outstanding at December 31, 2009 and 2008 were $650,000 and $1,106,700, respectively.

The Company’s line of credit is subject to standard financial and non-financial covenants, however, none of the covenants relate to financial statement based ratios, such as working capital ratios, etc. The Company’s line of credit covenants relate to outstanding notes, receivables and cash flow, and the Company is not subject to any negative covenants or further restrictions of the use of its assets.  The Company was in compliance with all covenants at December 31, 2009 and 2008.

QBF’s line of credit is subject to standard financial and non-financial covenants however, none of the covenants relate to financial statement based ratios, such as working capital ratios, etc.  QBFs line of credit covenants relate to outstanding notes, receivables and cash flow, but it is subject to negative covenants, which state that QBF will not loan, invest in or advance money or assets to any other person, enterprise or entity.  QBF was in compliance with all covenants at December 31, 2009and 2008.

NOTE 7:  OPERATING LEASES

The Company conducts its operations from leased and rented facilities.  The facilities leased requires the Company to pay utilities and calls for a periodic adjustment to the minimum rental payments.  The facilities rented are on a month-to-month bases and may be canceled on thirty days notice.  The Company has also entered into a lease agreement for additional storage space.  The storage space lease calls for a periodic adjustment to the minimum rental payments.  This lease will expire in November 2010.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2009 are as follows:

Years Ending
December 31,	Amount
2010	$ 222,258
2011	187,658
2012	176,124
2013	176,124
2014	146,770
$ 908,934

The Company’s rent for the Powin Wooden and Maco segments is on a month-to-month basis.  The Company’s lease for the QBF segment expires on November 30, 2014.  The Company’s lease for the Powin (USA) segment expires on March 31, 2011.

As of December 31, 2009 and 2008, total rent and lease expense for all operating rents and leases aggregated $280,726 and $306,100, respectively.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  CAPITAL STOCK

In December 2008, the Company issued 3,150,000 shares of common stock to compensate two consulting firms for their work, with an expense of $47,250 to the Company.

In June 2009, the Company declared preferred stock dividends.  The Company accrued a total of 595 dividends.  The dividends have not been issued.

In June 2009, the Company issued bonus of common stock to three employees, 400,000 to Judy Lu, 600,000 to Jingshuang (Jeanne) Liu and 500,000 to Zaixiang Fred Liu for a total of 1,500,000 common shares issued, with an expense of $22,500 to the Company.

In July 2009, the Company issued 150,000 shares of common stock to compensate a consulting firm for its work, with an expense of $2,250 to the Company.

In July 2009, the Company issued bonus of  common stock to two employees, 60,000 to Joseph Lu and 60,000 to Zaixiang Fred Liu for a total of 120,000 common shares issued, with an expense of $1,800 to the Company.

In December 2009, the Company declared preferred stock dividends.  The Company accrued a total of 290 dividends.  The dividends have not been issued.

In December 2009, the Company issued 150,000 shares of common stock to compensate a consulting firm for its work, with an expense of $2,250 to the Company.

NOTE 9:  BUSINESS SEGMENT REPORTING

Basis for Presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in Note 1.

Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment’s payroll, inventory sourcing and overall operations when each segment has working capital requirements.

A description of our operating segments as of December 31, 2009 and December 31, 2008, can be found below.

Powin OEM:

All products are sold in North America and include steel gun safes; outdoor cooking equipment; including Dutch camping ovens and frying skillets; fitness equipment, including treadmills, exercise bikes, weightlifting benches, dumbbell racks, trampolines; plastic products, pontoon boats; and small electronic appliances.

QBF:

All products are sold in North America and include truck, auto parts, pump and valves, machinery parts, pulleys and flywheels, pedestal and frames, cylinder and pistons, crank and crank case, series cast iron made classical vee-pulley and taper bushed, vee-pulleys sprocket and gears, timing wheel, flat belt wheel and roller wheels, cast iron flywheel (dynamic balanced or static balanced), cast iron made hand wheels bearing block, flexible couplings, brake rotors & drums, tie rod and rail wheels, ductile iron cranks, cast iron crank case, cast iron cylinders, cylinder hub.  QBF produces and assembles wind turbines for two major customers. QBF also provides services for welding, precise machining, forming and stamping, cutting, and bending.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  BUSINESS SEGMENT REPORTING (CONTINUED)

Powin Wooden:

All products are sold in North America and include the design, manufacture and sales of cabinets for apartments and condominiums.

Maco :

All products are sold in North America and include bed frames, chests and night stands made of solid alder and pine woods.

	for the year ended December 31, 2009
	OEM	QBF	Wooden	Maco	Consolidated

Sales	$ 34,316,709	$ 1,765,643	$ 706,319	$ 122,037	$ 36,910,708
Cost of Sales	29,606,602	2,161,588	468,801	95,374	32,332,365
Gross Profit	4,710,107	(395,945)	237,518	26,663	4,578,343
Operating Expense	2,966,318	356,030	69,456	303,058	3,694,862
Other Income (Expense)	40,968	(14,443)	-	-	26,525
Income (Loss) before Income Tax	$ 1,784,757	$ (766,418)	$ 168,062	$ (276,395)	$ 910,006
Income Tax (Benefit) on Consolidated Income					(279,248)
Consolidated Net Income					$ 1,189,254

Inventory	$ 1,019,208	$ 931,708	$ -	$ 394,631	$ 2,345,547
Property and Equipment - Net	$ 660,658	$ 411,896	$ 6,038	$ 2,382	$ 1,080,974

	for the year ended December 31, 2008
	OEM	QBF	Wooden	Maco	Consolidated

Sales	$ 38,499,891	$ 2,052,810	$ 422,373	$ 66,747	$ 41,041,821
Cost of Sales	33,389,150	2,048,772	317,292	67,814	35,823,028
Gross Profit	5,110,741	4,038	105,081	(1,067)	5,218,793
Operating Expense	3,187,274	212,161	78,880	221,054	3,699,369
Other Income (Expense)	(215,019)	(31,099)	-	1,411	(244,707)
Income (Loss) before Income Tax	$ 1,708,448	$ (239,222)	$ 26,201	$ (220,710)	$ 1,274,717
Income Tax (Benefit) on Consolidated Income					(184,292)
Consolidated Net Income					$ 1,459,009

Inventory	$ 540,872	$ 406,818	$ 48,329	$ 398,272	$ 1,394,291
Property and Equipment - Net	$ 815,475	$ 531,991	$ 7,836	$ 3,041	$ 1,358,343

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  RELATED PARTY TRANSACTIONS

The Company paid wages and bonus of $325,920 and $735,660 to related parties during the periods ended December 31, 2009 and 2008, respectively.

The facilities rented by the Powin Wooden and Maco segments are owned by the Company’s major shareholder and his real estate company Powin Pacific Properties LLC.  Rent paid was $58,047 and $37,043 for the year ended December 31, 2009 and 2008, respectively.

In November 2009 the Company’s major shareholder and his real estate company Powin Pacific Properties LLC purchased the facility currently used by the Company’s QBF segment.  A five (5) year lease was signed between QBF Inc. and Powin Pacific Properties LLC effective November 1, 2009.  Monthly lease payments for the sixty months will be $14,677 per month.

NOTE 11:  INCOME TAX PROVISION

The Company converted from a Subchapter S to C Corporation on July 8, 2008.  The C Corporation income before income tax as of December 31, 2009 is $910,006.

The provision for income taxes for December 31, 2009 and 2008 consists of the following:

	2009	2008
Current
Federal	$ (228,986)	$ (155,053)
Oregon	(50,262)	(29,239)
Provision for Income Taxes	$ (279,248)	$ (184,292)

The major items that create the difference between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, 2009 and 2008 are the Company’s net operating loss carryforwards and tax credits.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2009 and 2008 were as follows:

	2009	2008

Current:
Deferred Tax Asset
Net operating losses	$ 503,617	$ 668,411
Property and equipment	(81,337)	(550,863)
Allowance for doubtful accounts	207,935	66,744
Total	$ 630,215	$ 184,292

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods and no valuation reserves have been provided. At December 31, 2009, the Company had state and foreign net operating loss carryforwards available to reduce taxable income, expiring at various dates from 2010 to 2028.

.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:  INCOME TAX PROVISION (CONTINUED)

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2009 and 2008

The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2009 and 2008.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2008 – 2009
Oregon	2008 – 2009

As the Company has significant net operating loss carry-forwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement on Form S-1 (Registration No. 333-160930) of Powin Corporation of our report dated March 31, 2010, appearing in the Annual Report on Form 10-K of Powin Corporation for the year ended December 31, 2009 and 2008.

/s/ ANTON & CHIA, LLP

Irvine, California

April 7, 2010

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

a) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and 2008 and concluded that, as of December 31, 2009 and 2008, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2009 and 2008.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Age	Position
Joseph Lu	55	Chief Executive Officer and Chairman of the Board of Directors
Zaixiang Fred Liu	55	Vice President and Director
Ty Measom	46	Director
Ronald Horne	65	Chief Financial Officer
Jingshuang Liu	49	Operations and General Manager

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu, 55, was born in China.  He received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science. Mr. Lu formed Powin Corporation in 1990 and has served as its President since inception. Prior to founding Powin, Mr. Lu served as the General Manager of the Shunn Feng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986 Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the Shunn Feng. Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware.

Xaixiang Fred Liu, 55, was born in China.  He received his B.S. degree in 1982 from Shangdong Industry University.  Since January 2004 he has served as the vice president of Powin in charge of research and development.  He began working with Powin in 1998 as an engineer in charge of pricing, engineering, and coordinating with factories and customers.  Prior to his service with Powin, from 1982 until 1998, Mr. Lu worked at Shandong Machinery I&L Corp. High Might Co. as an exporter, vice manager, and chief economist.

Ty Measom, 46, received his Bachelor of Science degree in Engineering from Utah State University in 1987.  From 1986 to 1990, he was a Lead Engineer for ICON Health and Fitness.  In 1990, Measom founded Camp Chef Outdoor Cooking Products, where he as served as an owner and officer ever since. Camp Chef is located in Logan, Utah.

Ronald Horne, 65, joined Powin Corporation on October 12, 2009 as its Chief Financial Officer. He has 35 years experience in all areas of finance and accounting, cash management, inventory control, risk management, HR management, audit management, forecasting and reporting, with 10 years in SEC reporting and Sarbanes-Oxley compliance. Prior to joining Powin, Mr. Horne served 10 years as the Controller and Vice President of Finance for PML Microbiologicals, Inc. Mr. Horne earned an accounting degree from the University Of Oregon College Of Business in 1965, and completed his B.A. in finance and accounting at the International Accountants School in Chicago, Illinois in 1972.

Jingshuang “Jeanne” Liu, 49, has served as the Operations and General Manager of Powin since 1996.  Her responsibilities include implementing and maintaining the chain of operations, inventory control and production scheduling.  Prior to her employment at Powin, Ms. Liu was the Officer Manager at the Northwest China Council from 1994 to 1996.  She received her Bachelor of Science degree in Geography from Beijing Normal University in 1982.  Subsequently, she received her Master of Science in Geography from the University of Idaho in 1989 and her Master of Business Administration from the University of Idaho in 1991.

Family Relationships

Several relatives of Joseph Lu are or were employed by the Company.  Peter Lu is the son of Joseph Lu and is employed as a customer accounts manager.  Mei Yi Lu, Joseph Lu’s wife, is employed by the Company as the accounts payable and accounts receivable clerk.  Judy Lu, Joseph Lu’s sister, worked in accounting for the Company. Eric Lu, Joseph Lu’s brother, is the IT manager for the Company.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years;

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

Section 16(a) Beneficial Ownership Compliance

Not applicable.  Our common shares are not registered under the Exchange Act and therefore our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of Section 16(a) which would requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities

Code of Ethics

Our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote;

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed as an exhibit with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to the Company address listed above.

Nomination Process

As of December 31, 2009, the Company did not effect any material changes to the procedures by which a shareholders may recommend nominees to the board of directors. The board does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stages of the Company’s development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level. The board does not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer or the Chief Financial Officer at the address appearing on the face page of this Annual Report.

 Committees of the Board

All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

The company currently does not have nominating, compensation or committees performing similar functions nor does the Company have a written nominating, compensation charter. The board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors; however, at a Board of Directors meeting held December 7, 2009, through resolution, the board did resolve that, with cooperation and guidance of the Company’s Chief Financial Officer, the full Board will act as the Audit Committee.

The Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of the Company’s development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and the board does not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

Audit Committee Financial Expert

Our board of directors has determined that we do not need a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

The Company’s Board of Director believes that the current board members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board also believes that it is necessary to have an audit committee because by performing these functions the board will gain a better understanding of all financial reporting requirements of a publicly traded company.  In addition, the board believes that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of the Company’s development.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons;

a.

our principal executive officer

b.

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2009; and

c.

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2009, who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary Compensation Table
Name &Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)

Joseph Lu	2009	$ 240,000	$ 85,290	$ 900 (2)				$ 326,190
CEO	2008	84,000	636,660					718,660

Zaixiang Liu	2009	72,000	28,104	8,400 (2)				108,504
Vice President	2008	51,000	56,670					107,670

Jingshuang Liu	2009	96,000	46,784	9,000 (1)				151,784
Operations and General Manager	2008	63,300	91,221					154,521

Ronald Horne	2009	16,959	0					16,959
CFO	2008	n/a	n/a	n/a				n/a

(1)   Jingshuang Liu received a bonus stock award of common stock in June 2009.

(2)  Zaixiang Liu received a bonus stock award of common stock in June 2009, and Joseph Lu and Zaixiang Liu were issued in July 2009 a stock award in common stock for services rendered on the Board of Directors through the date of issuance. This dollar estimate is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).

Equity Compensation Plan Information and Stock Options

As referenced in the above table, in June 2009 Zaixiang Liu was issued 500,000 shares and Jingshang Liu was issued 600,000 shares of common stock, respectively, as part of a one-time incentive to encourage long-term employment.  Except as described herein, we do not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

Members of the Board of Directors are compensated at the rate of 5,000 shares per quarter. We may elect to issue additional stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joseph Lu 6975 SW Sandburg Rd. Suite 326 Tigard, OR 97223-8088	66,550,500 (1)	41.44%
Common Stock	Mei Yi Lu 6975 SW Sandburg Rd. Suite 326 Tigard, OR 97223-8088	66,550,500 (1)	41.44%

(1)

Based on 160,585,871 shares of common stock issued and outstanding as of April 7, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Change in Control

The Company’s management is not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

In July 2009 Zaixiang Liu was issued 500,000 shares and Jingshang Liu was issued 600,000 shares of common stock, respectively, as part of a one-time incentive to encourage long-term employment. Except as set forth herein, our company does not currently have a stock option plan or other form of equity plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

The Company has agreed to pay a monthly salary of US$20,000 per month to Joseph Lu in consideration for his services as the president and chief executive officer of our company.

For the year ended December 31, 2009, the Company charged a total of $424,959 for salaries and $18,300 in common stock awards for Joseph Lu, Zaixiang Liu, Jingshuang Liu, and Ron Horne, directors and officers of the company.

Other relationships of Joseph Lu received salaries in 2009 as follows;

Mei-Yi Lu, wife	$ 33,244
Eric Huan-Ling Lu, brother	50,149
Judy Lu, sister	56,897
Peter Lu, son	45,041
Danny Lu, son	7,058

Joseph lu’s other company, Powin Pacific Properties LLC, in November 2009 purchased the land and building of the Company’s QBF subsidiary, a five year lease agreement between QBF and Powin Pacific Properties LLC was entered into with an expiration date of November 30, 2014, the monthly lease payments are $14,677.

Corporate Governance

We currently act with three directors consisting of Joseph Lu, Zaixiang Liu and Ty Measom.

The Company’s Board of Directors do not have a standing, compensation or nominating committee, as the entire board of directors acts in such capacities and as mentioned above, the board adopted a resolution that it would act as the audit committee.  The board believes that its members are capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. The board of directors believes it is necessary to have a standing audit, compensation or nominating committee and they believe that the functions of such committees can be adequately performed by the board, consisting of Joseph Lu, Zaixiang Liu and Ty Measom. In addition, the board believes that retaining one or more additional directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in the circumstances given the early stages of the Company’s development.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2009 and 2008.

	December 31,
	2009	2008
Audit fee	$ 94,640	$ 95,650
Audit related fees	28,500	-
Tax fees	-	-
All other fees	2,499	4,700
TOTAL	$ 125,639	$ 100,350

Audit Fees

Audit fees billed by R.R. Hawkins Accounting CPA, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the fiscal years ended December 31, 2009 and 2008, were $78,000 and $89,200, respectively.

Audit fees billed by Anton & Chia, LLP, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the fiscal years ended December 31, 2009 was $16,600.

Audit Related Fees

For the fiscal years ended December 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Hawkins Accounting CPA, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $28,500  and $0.00,  respectively.

Tax Fees

The Company did not have any tax fees billed in relation to audit fees..

All Other Fees

Fees billed by R.R. Hawkins Accounting CPA, not related to audit as described above, during the years ended December 31, 2009 and 2008, were $2,499 and $4,700, respectively.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Hawkins Accounting CPA and Anton & Chia, LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Hawkins Accounting CPA and Anton & Chia, LLP.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

.      Exhibits and Reports of Form 8-K.

During the quarter ending December 31, 2009, the Company did not file any Form 8Ks.  The Company filed several Amendments to its Registration Statement on Form S-1and on March 31, 2010 the Company was granted approval by the Securities and Exchange Commission and the commission made the Company’s Registration Statement on Form S-1, as amended, effective.

Exhibit No.	Description
2.1	Articles of Merger and Plan of Reorganization between Powin Corporation and Exact Identification Corporation as filed with the State of Nevada on August 22, 2008
3.1	Omitted
3.2	Omitted
3.3	Articles of Incorporation of the Company (formerly known as Global Technology, Inc.)
3.4	Articles of Amendment for Global Technology, Inc.
3.5	Bylaws of Advanced Precision Technology, Inc.
3.6	Articles of Amendment Advanced Precision Technology, Inc.
3.7	Certificate of Amendment of U.V. Color, Incorporated
3.8	Amended and Restated Articles of Incorporation of Powin Corporation
3.9	Amended and Restated Bylaws of Powin Corporation
4.1	Form of Warrant A
4.2	Form of Warrant B
4.3	Extensions of Warrant A and Warrant B
4.4	Omitted
4.5	Omitted
5.1	Opinion of Vincent & Rees, L.C.
10.1	Lease Update for Tri County Industrial Park Building #13
10.2	Lease Update for Tri County Industrial Park Building #16
10.3	Lease for Sandburg Road Property
10.4	Lease for Powin Center
10.5	Lease for Tualatin Property
10.6	Employment Agreement for Joseph Lu
10.7	Employment Agreement for Xaixiang Fred Liu
10.8	Employment Agreement for Jingshang “Jeanne” Liu
10.9	Business Loan Agreement and Amendment between Powin Corporation and Sterling Savings Bank
10.10	Business Loan Agreement and Amendment between QBF, Inc. and Sterling Savings Bank
10.11	Lease for Property used by QBF, Inc.
10.12	Employment Agreement for Ronald Horne
10.13	Summary of Oral Contracts
10.14	Letter of Waiver from Sterling Savings Bank regarding Business Loan Agreements
14.1	Code of Ethics
21.1	Omitted

21.2	List of Subsidiaries

31.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ronald Horne, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ronald Horne, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registration for QBF, Inc.

All of the above listed exhibits (with the exception of exhibits 31.1, 31.2, 32.1 and 32.2 filed herewith) were filed with the Registration filed on Form S-1 on July 31, 2009 and its associated Amendments.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN CORPORATION

By: /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: April 7, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: April 7, 2010

By: /s/ Ronald Horne
Ronald Horne
Chief Financial Officer
Date: April 7, 2010