Form 10-K/A
period 2009-12-31
POWIN CORP
filed 2010-04-08
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

NOTE:  This Form 10K is being amended to correct an error on the Balance Sheet.

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

/s/ Anton & Chia, LLC

Irvine, California

April 7, 2010

POWIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	at December 31,
	2009	2008
ASSETS

Current Assets
Cash	$ 1,340,441	$ 1,300,996
Trade Accounts Receivable, Less Allowance
for Doubtful Accounts of $495,082 for
2009 and $250,000 for 2008	6,931,491	7,415,357
Other Receivables	11,785	93,745
Inventory	2,345,547	1,394,291
Prepaid Expenses	57,596	84,278
Deposits	375,213	8,695
Deferred Tax Asset	630,215	184,292
Total Current Assets	11,692,288	10,481,654
Intangible Assets	9,588	-
Property and Equipment-net	1,080,974	1,358,343

TOTAL ASSETS	$ 12,782,850	$ 11,839,997

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
Lines of Credit	$ 650,000	$ 1,106,700
Trade Accounts Payable	5,203,573	5,068,683
Accrued Payroll and Other Accrued Liabilities	470,828	314,337
Loan from Shareholder	-	109,882
Total Current Liabilities	6,324,401	6,599,602
Stockholders' Equity
Preferred Stock, $100 Par Value, 25,000,000 Shares
Authorized; 5,027 Shares Issued and Outstanding	502,700	414,200
Common Stock, $0.001 Par Value, 600,000,000 Shares
Authorized; 160,585,879 Shares Issued and Outstanding	160,586	158,595
Additional Paid-in Capital	8,841,200	8,902,891
Retained Earnings (Deficit)	(3,046,037)	(4,235,291)
Total Stockholders' Equity	6,458,449	5,240,395

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$ 12,782,850	$ 11,839,997

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