Form 10-Q
period 2010-03-31
POWIN CORP
filed 2010-05-10
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-160930

POWIN CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	87-0455378
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6975 SW Sandburg Road, Ste. 326

Tigard, OR 97223

(Address of principal executive offices)

T: (503) 598-6659

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)  Large accelerated filer [  ]  Accelerated filer [  ]    Non-accelerated filer [  ]  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 10, 2010, there were 160,660,871 shares of Common Stock, $0.001 par value, outstanding.

POWIN CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

Condensed Consolidated Balance Sheet

  3

Condensed Consolidated Statement of Operations

  4

Condensed Consolidated Statement of Stockholders’ Equity

  5

Condensed Consolidated Statement of Cash Flows

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

11

Overview

11

Critical Accounting Policies

11

Results of Operations

12

Liquidity and Capital Resources

14

Off-Balance Sheet Arrangements

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

15

Item 4.  Controls and Procedures.

15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults Upon Senior Securities.

16

Item 4.  [RESERVED]

16

Item 5.  Other Information.

16

Item 6.  Exhibits.

16

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	As of
	March 31, 2010	At
	(Unaudited)	December 31, 2009
	2010	2009
ASSETS

Current Assets
Cash	$ 544,399	$ 1,340,441
Trade Accounts Receivable, Net	7,506,799	6,931,491
Other Receivables	4,971	11,785
Inventory	3,103,560	2,345,547
Prepaid Expenses	286,920	57,596
Deposits	381,411	375,213
Deferred Tax Asset	585,204	630,215

Total Current Assets	12,413,264	11,692,288

Intangible Assets	11,862	9,588
Property and Equipment-net	1,020,688	1,080,974

TOTAL ASSETS	$ 13,445,814	$ 12,782,850

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
Lines of Credit	$ -	$ 650,000
Trade Accounts Payable	6,548,278	5,203,573
Accrued Payroll and Other Accrued Liabilities	314,796	470,828

Total Current Liabilities	6,863,074	6,324,401

Stockholders' Equity
Preferred Stock, $100 Par Value, 25,000,000 Shares
Authorized; 5,027 Shares Issued and Outstanding	502,700	502,700
Common Stock, $0.001 Par Value, 600,000,000 Shares
Authorized; 160,585,879 Shares Issued and Outstanding	160,586	160,586
Additional Paid-in Capital	8,841,200	8,841,200
Retained Earnings (Deficit)	(2,921,746)	(3,046,037)

Total Stockholders' Equity	6,582,740	6,458,449

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$ 13,445,814	$ 12,782,850

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	For the three months ended March 31,
	2010	2009

Sales- Net	$ 9,856,086	$ 6,899,276
Cost of Sales	8,679,615	5,930,237

Gross Profit	1,176,471	969,039

Operating Expenses	949,202	747,924

Operating Income	227,269	221,115

Other Income (Expense)
Other Income	0	767
Interest – Net	(4,121)	(2,246)
Miscellaneous Expenses	(8,836)	(1,023)

Total Other Income (Expense)	(12,957)	(2,502)

Income Before Income Taxes	214,312	218,613

Income Taxes	90,021	90,943

Net Income	$ 124,291	$ 127,670

Earnings per Share
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted Average Shares
Basic	160,585,879	160,585,879
Diluted	172,623,037	170,702,881

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at 12/31/2006	-	$ -	150,000,000	$ 150,000	$ 110,000	$ 4,896,999	$ 5,156,999
Distributions	-	-	-	-	-	(2,849,474)	(2,849,474)
Net Income	-	-	-	-	-	742,265	742,265
Balance at 12/31/2007	-	-	150,000,000	150,000	110,000	2,789,790	3,049,790
Shares effectively issued to former Exact shareholders as of the date of the recapitalization	4,142	414,200	5,445,099	5,445	7,031,066	(6,766,365)	684,346
Shares Issued for Services	-	-	3,150,000	3,150	44,100	-	47,250
From Sub-Chapter S to C Corp	-	-	-	-	1,717,725	(1,717,725)	-
Net Income	-	-	-	-	-	1,459,009	1,459,009
Balance at 12/31/2008	4,142	414,200	158,595,099	158,595	8,902,891	(4,235,291)	5,240,395
Accounting adjustment	-	-	70,780	71	(71)	-	-
Preferred Dividends Declared	885	88,500	-	-	(88,500)	-	-
Share Based Compensation	-	-	1,620,000	1,620	22,680	-	24,300
Shares Issued for Services	-	-	300,000	300	4,200	-	4,500
Net Income	-	-	-	-	-	1,189,254	1,189,254
Balance at 12/31/2009	5,027	502,700	160,585,879	160,586	8,841,200	(3,046,037)	6,458,449
Net Income (unaudited)	-	-	-	-	-	124,291	124,291
Balance at 03/31/2010	5,027	$ 502,700	160,585,879	$ 160,586	$ 8,841,200	$ (2,921,746)	$ 6,582,740

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 124,291	$ 127,670
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used) in Operating Activities
Depreciation and Amortization	86,377	86,422
Provision for Income Tax	45,011	90,943
Changes in Operating Assets and Liabilities
Trade Accounts Receivable	(575,308)	1,826,139
Other Receivables	6,814	64,664
Inventories	(758,013)	(1,182,117)
Prepaid Expenses	(229,324)	30,944
Deposits	(6,198)	-
Trade Accounts Payable	1,344,705	(666,991)
Accrued Payroll and Other Liabilities	(156,032)	(146,937)

Net Cash (Used) Provided by Operating Activities	(117,677)	230,737

CASH FLOWS USED BY INVESTING ACTIVITIES
Acquisition of Intangible Assets	(2,274)	-
Capital Expenditures	(26,091)	-

Total Cash Flows (used) in Investing Activities	(28,365)	-

CASH FLOW USED IN FINANCING ACTIVITIES
Net Payments Under Line-of-Credit	(650,000)	(600,000)

Net Cash Flows used in Financing Activities	(650,000)	(600,000)

Net Decrease in Cash	(796,042)	(369,263)

Cash at Beginning of Year	1,340,441	1,300,996

Cash at March 31	$ 544,399	$ 931,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ 4,189	$ 6,794

Income taxes paid	$ 140,000	$ -

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

The Company was originally named Powin Corporation (“Powin” and / or the “Company”) and was formed as an Oregon corporation on November 15, 1990 by Joseph Lu, a Chinese-American. Since its incorporation, Powin has grown into a large original equipment manufacturer (“OEM”) utilizing six plants on two continents and provides manufacturing coordination and distribution support for companies throughout the United States.  More than 2,000 products and parts are supplied by Powin on a regular basis.

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements.  Operating results for the three-months ended March 31, 2010, are not necessarily indicative of the results to be expected for other interim periods or for the full year then ended December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2010 and 2009, respectively, the Company had no cash equivalents.

Inventory

Inventory consists of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment and is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  At March 31, 2010, inventory consisted of raw materials amounting to $317,348, work-in-process amounting to $127,510 and finished goods amounting to $2,658,702.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is on a straight-line basis over the shorter of the estimated useful lives of the asset.  Leasehold improvements for space leased on a month-to-month basis are expensed when incurred. Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.

Impairment of Long-Lived and Intangible Assets

The Company periodically reviews the carrying amounts of its property and equipment to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that it long-lived assets as of March 31, 2010 were not impaired.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the three-months ended March 31, 2010 and 2009, the amount charged to advertising expense was $18,896 and $24,675, respectively.

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

At March 31, 2010, there were 11,031,758 warrants outstanding that are excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 2:  Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our financial statements.

Note 3:  Concentration of Credit Risk

At March 31, 2010, three customers accounted for 92 percent of the Company’s trade receivables.  At December 31, 2009, these same three customers accounted for 72 percent of the Company’s trade receivables.  Trade accounts receivable past due over 90 days at March 31, 2010 and December 31, 2009 were $508,112 and $570,511 respectively.  Management does not normally require collateral for trade accounts receivable.  The Company has an allowance for doubtful accounts as of March 31, 2010 and December 31, 2009 of $495,082.

Note 3:  Concentration of Credit Risk (Continued)

In the three-months ended March 31, 2010, the Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 74 percent of total purchases, for the year ended December 31, 2009 these same tree suppliers accounted for 83 percent of total purchases.  Further, in 2009 the Company had been required to make deposit payments to vendors for products being imported from Europe, at December 31, 2009, deposits made is $369,409, no additional deposits were paid in the three-months ended March 31, 2010.

The Company places its cash with high credit quality financial institutions but retains a certain amount of exposure as cash is held primarily with two financial institutions and deposits are only insured to the Federal Deposit Insurance Corporation limit of $250,000.  The Company also maintains cash balances in money market funds.

The Company maintains its cash in bank accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Note 4:  Bank Line-Of-Credit

The Company and its subsidiary, QBF, on March 2, 2010 terminated their short-term lines of credit with a bank with maximum borrowings available at December 31, 2009 of $1,000,000 and $650,000, respectively, and on March 2, 2010 the Company entered into a single short-term line of credit with a bank with maximum borrowing of $1,750,000.  The maturity date for the Company’s new line of credit is March 1, 2011.  The line of credit is secured by all receivables, inventory and equipment, but, unlike the previous lines-of-credit the new line-of-credit is not personally guaranteed by the Company’s majority stockholder.  Interest is the prime rate plus one-half point and currently is 3.75%.  Interest on the prior lines-of-credit were, 4% for the Company and 4% for QBF.  The Company’s lines-of-credit outstanding balances at March 31, 2010 and December 31, 2009 were $0.00 and $650,000, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; borrow money, including capital leases, sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged, loan, invest in or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At March 31, 2010 the Company was in compliance with all covenants.

Note 5:  Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 10, 2010, the date the financial statements were issued.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Corporation and its wholly owned and majority-owned subsidiaries, unless the context otherwise specifically defines.

Overview

Powin Corporation has relationships with various manufacturers in China that manufacture a variety of products for distribution in the United States of America.  The Company’s client base includes distributors in the transportation, medical, sports, camping, fitness, packaging and furniture industries.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

Results of Operations

For the three-months ended March 31, 2010.

The following tables set forth key components of the Company’s results of operations (un-audited), for the three-months ended March 31, 2010 and 2009, in dollars of sales revenue and its key segments of revenue.

POWIN CORPORATION
BUSINESS SEGMENT REPORTING (unaudited)

	for the three months ended March 31, 2010
	OEM	QBF	Wooden	Maco	Consolidated

Sales	$ 8,982,152	$ 712,620	$ 55,298	$ 106,016	$ 9,856,086
Cost of Sales	7,876,091	735,797	-	67,727	8,679,615
Gross Profit	1,106,061	(23,177)	55,298	38,289	1,176,471
Operating Expense	689,135	69,876	68,222	121,969	949,202
Other Income (Expense)	(3,532)	(9,425)	-	-	(12,957)
Income (Loss) before Income Tax	$ 413,394	$ (102,478)	$ (12,924)	$ (83,680)	$ 214,312
Income Tax (Benefit) on Consolidated Income					90,021
Consolidated Net Income					$ 124,291

Inventory	$ 1,837,562	$ 905,401	$ -	$ 354,268	$ 3,097,231
Property and Equipment - Net	$ 609,769	$ 395,154	$ 5,597	$ 10,167	$ 1,020,687

	for the three months ended March 31, 2009
	OEM	QBF	Wooden	Maco	Consolidated

Sales	$ 6,239,617	$ 466,654	$ 166,383	$ 26,622	$ 6,899,276
Cost of Sales	5,235,059	525,386	136,744	33,048	5,930,237
Gross Profit	1,004,558	(58,732)	29,639	(6,426)	969,039
Operating Expense	641,478	16,099	8,493	81,854	747,924
Other Income (Expense)	(2,103)	(2,891)	-	2,492	(2,502)
Income (Loss) before Income Tax	$ 360,977	$ (77,722)	$ 21,146	$ (85,788)	$ 218,613
Income Tax (Benefit) on Consolidated Income					90,943
Consolidated Net Income					$ 127,670

Inventory	$ 1,745,374	$ 305,671	$ 116,455	$ 408,909	$ 2,576,409
Property and Equipment - Net	$ 759,257	$ 502,919	$ 7,395	$ 2,349	$ 1,271,920

Net revenues consolidated, for the three-months ended March 31, 2010 was up 42.9% or approximately $3.0 million from the same period of 2009.  The Company’s OEM segment net revenues were up 44.0% or $2.7 million, the QBF segment net revenues were up 52.7% or $245.9 thousand, the Maco segment net revenues were up 298.2% or $79.4 thousand; while the Wooden segment net revenues were down 66.8% or $111.1 thousand.  The decrease in the Wooden segment net revenues is due to the selling off of its last remaining cabinet inventories in the third quarter of 2009 because management determined there was no future market for its cabinet business, then turning the warehouse facilities into warehousing services to support the Company’s other segment’s customers, and these services will support the future costs of this segment through the end of the lease on its facility.  The OEM very favorable increase in net revenues is related strictly to what management believes to be an economic upturn impacting the whole U.S. economy, giving management optimism that the OEM business will continue to improve in the coming quarters of 2010.  The Company’s QBF segment also realized net revenue increases because its primary customer is increasing its own manufacturing process also due to favorable indicators in the economy.  The Maco segment’s net revenues increased primarily due to the continued investments made by the Company in this segment’s sales and marketing program and trade show participation, to position this segment for a rebound when the US economy begins to recover.

Cost of sales consolidated, are up 46.4% or $2.7 million for the three-months ended March 31, 2010, when compared with the same three-months of 2009, and was expected due to the Company’s very favorable increase in net revenues.  As a percent of sales however, cost of sales consolidated, are 88.1% for the three-months ended March 31, 2010, compared to 86.0% for the same three-months in 2009.  The 2.1 point increase is a real cost increase of $203.4 thousand primarily related to the sales mix of the Company’s OEM segment as further analysis by management demonstrated that the OEM segment’s sale increase was primarily from its low margin customers verses its high margin customer sales in the same three-months of 2009.  The Company’s other segments demonstrated improvements in their cost of sales for the three-month ended March 31, 2010, when compared to the same three-months of 2009.

Gross profits consolidated, increased $207.4 thousand ending at 11.9% of net revenues for the three-months ended March 31, 2010, compared to 14.0% for the same three-months of 2009.  The 2.1-point decrease in gross margin is also a result of the Company’s OEM segment sales mix as discussed above.

Operating expenses consolidated, for the three-months ended March 31, 2010, were up 26.9% or $201.3 thousand from the same three-months of 2009, primarily due to personnel increases in the Company’s sales and marketing programs and in its financial and IT management.  However, as a percent of net revenues operating expenses for the three-months ended March 31, 2010 were 9.6% compared to 10.8% for the same three-months of 2009.  The following table is reflective of the changes in operating expenses in dollars and percent of change.

	For the three months ended March 31,
	2010	2009	Change	% Change
Salaries & Related	$ 489,586	$ 335,771	$ 153,815	45.8%
Advertising	18,896	24,675	(5,779)	-23.4%
Professional Services	225,007	230,882	(5,875)	-2.5%
All Other	215,713	156,597	59,116	37.8%
TOTAL	$ 949,202	$ 747,925	$ 201,277	26.9%

Liquidity and Capital Resources

The Company finances its operations primarily through funds generated from operations and bank loans.  For the three-months ended March 31, 2010 cash used by operating activities was $117.7 thousand compared to cash provided by operating activities of $230.7 thousand for the same period of 2009.  Cash used in investing activities was $28.4 thousand in the three-months ended March 31, 2010, to replace and add office computers; there was no expenditures in the same period of 2009.  Cash used in the three-months ended March 31, 2010 from financing activities include net repayments of $650 thousand to pay off the Company’s existing credit lines, compared to net cash repayments of $600 thousand during the three months ended March 31, 2009.

The ratio of current assets to current liabilities is 1.81 at March 31, 2010 compared to 1.85 at December 31, 2009.  Quick liquidity (current assets less inventories divided by current liabilities) was 1.17 at March 31, 2010 compared to 1.31 at December 31, 2009.  At March 31, 2010 the Company had working capital of $5.6 million compared with working capital at December 31, 2009 of $5.4 million.  Trade receivables at March 31, 2010 had 66 days average collection period compared to 71 days at December 31, 2009.

The Company and its subsidiary, QBF, on March 2, 2010 terminated their short-term lines of credit with a bank with maximum borrowings available at December 31, 2009 of $1,000,000 and $650,000, respectively, and on March 2, 2010 the Company entered into a single short-term line of credit with a bank with maximum borrowing of $1,750,000.  The maturity date for the Company’s new line of credit is March 1, 2011.  The line of credit is secured by all receivables, inventory and equipment, but, unlike the previous lines-of-credit the new line-of-credit is not personally guaranteed by the Company’s majority stockholder.  Interest is the prime rate plus one-half point and currently is 3.75%.  Interest on the prior lines-of-credit were, 4 percent for the Company and 4 percent for QBF.  The Company’s lines-of-credit balance outstanding at March 31, 2010 and December 31, 2009 were $0 and $650,000, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; borrow money, including capital leases, sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged, loan, invest in or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At March 31, 2010 the Company was in compliance with all covenants.

The Company’s management believes that the current cash and cash flow from operations may not be sufficient to meet anticipated cash needs including for working capital and capital expenditures, for the foreseeable future. The Company may require additional cash resources due to changing business conditions or other future developments.  The Company may seek to sell additional equity or debt securities or increase its credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Off-Balance Sheet Arrangements.

As of and for the three-months ended March 31, 2010, the Company had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our principal executive principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [RESERVED]

Item 5.  Other Information.

In April 2010 the Company started the process to register itself in the Republic of South Africa to open a branch office.  The branch office will be responsible for identifying and perusing new customer opportunities to further the Company’s OEM services and to introduce current Company manufactured products into the Republic of South Africa.

Item 6.  Exhibits.

10.1

Business Loan Agreement and associated documents between Powin Corporation and KeyBank NA.

31.1

Certification of the Chief Executive Officer and Principal Executive Officer Pursuant to 13A-14 and 15D-14 of the Securities Exchange Act of 1934.

31.2

Certification of the Chief Financial Officer and Principal Financial Officer Pursuant to 13A-14 and 15D-14 of the Securities Exchange Act of 1934.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 10, 2010

POWIN CORPORATION

By /s/ Joseph Lu

Joseph Lu

Chief Executive Officer

(Principal Executive Officer)

By /s/ Ronald Horne

Ronald Horne

Chief Financial Officer

(Principal Financial Officer)

17