Form 10-Q
period 2010-06-30
POWIN CORP
filed 2010-07-30
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-54015

POWIN CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	87-0455378
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6975 SW Sandburg Road, Ste. 326

Tigard, OR 97223

(Address of principal executive offices)

T: (503) 598-6659

(Issuer’s telephone number)

NA

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)   Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 30, 2010, there were 161,780,879  shares of Common Stock, $0.001 par value, outstanding.

POWIN CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	At
	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$ 526,696	$ 1,340,441
Trade Accounts Receivable, Net	9,276,605	6,931,491
Other Receivables	3,518	11,785
Inventory	4,425,418	2,345,547
Prepaid Expenses	78,226	57,596
Deposits	375,213	375,213
Deferred Tax Asset	619,630	630,215

Total Current Assets	15,305,306	11,692,288

Intangible Assets	12,176	9,588
Property and Equipment-net	1,085,317	1,080,974

TOTAL ASSETS	$ 16,402,799	$ 12,782,850

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Lines of Credit	$ --	$ 650,000
Trade Accounts Payable	8,615,389	5,203,573
Accrued Payroll and Other Accrued Liabilities	747,876	470,828

Total Current Liabilities	9,363,265	6,324,401

Stockholders' Equity
Preferred Stock, $100 Par Value, 25,000,000 Shares
Authorized; 5,332 Shares Issued and Outstanding	533,200	502,700
Common Stock, $0.001 Par Value, 600,000,000 Shares
Authorized; 161,780,879 Shares Issued and Outstanding	161,781	160,586
Additional Paid-in Capital	8,827,430	8,841,200
Retained Earnings (Deficit)	(2,482,877)	(3,046,037)

Total Stockholders' Equity	7,039,534	6,458,449

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$ 16,402,799	$ 12,782,850

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three-months ended June 30,		For the six-months ended June 30,
	2010	2009	2010	2009

Sales- Net	$ 14,550,161	$ 9,999,297	$ 24,406,247	$ 16,898,573

Cost of Sales	12,891,157	8,883,647	21,570,772	14,813,884

Gross Profit	1,659,004	1,115,650	2,835,475	2,084,689

Operating Expenses	1,014,796	545,181	1,963,998	1,293,105

Operating Income	644,208	570,469	871,477	791,584

Other Income (Expense)
Other Income	2,361	49,185	2,361	49,952
Interest – Net	--	(8,396)	(4,121)	(10,642)
Miscellaneous Expenses	(12,575)	1,023	(21,411)	--

Total Other Income (Expense)	(10,214)	41,812	(23,171)	39,310

Income Before Income Taxes	633,994	612,281	848,306	830,894

Income Taxes	195,125	254,709	285,146	345,652

Net Income	$ 438,869	$ 357,572	$ 563,160	$ 485,242

Earnings per Share
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average Shares
Basic	160,627,398	158,641,767	160,627,398	158,641,767
Diluted	172,725,556	170,620,925	172,725,556	170,620,925

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at 12/31/2006	-	-	150,000,000	150,000	110,000	4,896,999	5,156,999
Distributions	-	-	-	-	-	(2,849,474)	(2,849,474)
Net Income	-	-	-	-	-	742,265	742,265
Balance at 12/31/2007	-	-	150,000,000	150,000	110,000	2,789,790	3,049,790
Shares effectively issued to former Exact shareholders as of the date of the recapitalization	4,142	414,200	5,445,099	5,445	7,031,066	(6,766,365)	684,346
Shares Issued for Services	-	-	3,150,000	3,150	44,100	-	47,250
From Sub-Chapter S to C Corp	-	-	-	-	1,717,725	(1,717,725)	-
Net Income	-	-	-	-	-	1,459,009	1,459,009
Balance at 12/31/2008	4,142	414,200	158,595,099	158,595	8,902,891	(4,235,291)	5,240,395
Accounting adjustment	-	-	70,780	71	(71)	-	-
Preferred Dividends Declared	885	88,500	-	-	(88,500)	-	-
Share Based Compensation	-	-	1,620,000	1,620	22,680	-	24,300
Shares Issued for Services	-	-	300,000	300	4,200	-	4,500
Net Income	-	-	-	-	-	1,189,254	1,189,254
Balance at 12/31/2009	5,027	502,700	160,585,879	160,586	8,841,200	(3,046,037)	6,458,449
Preferred Dividends Declared	305	30,500	-	-	(30,500)	-
Share Based Compensation	-	-	1,045,000	1,045	14,630	-	15,675
Shares Issued for Services	-	-	150,000	150	2,100	-	2,250
Net Income (un-audited)	-	-	-	-	-	563,160	563,160
Balance at 06/30/2010	5,332	533,200	161,780,879	161,781	8,827,430	(2,482,877)	7,039,534

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six-months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 563,160	$ 485,242
Adjustments to Reconcile Net Income to Net Cash Provided by (Used) in Operating Activities
Depreciation and Amortization	178,523	172,896
Shares issued for service	2,250	-
Share Based Compensation	15,675	-
Provision for Doubtful Accounts	300	-
Provision for Income Tax	285,146	345,652
Changes in Operating Assets and Liabilities
Trade Accounts Receivable	(2,345,414)	2,322,852
Other Receivables	8,267	(151,474)
Inventories	(2,079,871)	(1,681,651)
Prepaid Expenses	(20,630)	34,962
Trade Accounts Payable	3,411,816	297,977
Accrued Payroll and Other Liabilities	(8,098)	(190,654)
Deferred Taxes	10,585	(22,932)

Net Cash Provided by Operating Activities	21,709	1,612,870

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Acquisition of Intangible Assets	(2,588)	-
Capital Expenditures	(182,866)	11,400

Total Cash Flows (used) in Investing Activities	(185,454)	11,400

CASH FLOW USED IN FINANCING ACTIVITIES
Net Payments Under Line-of-Credit	(650,000)	(535,000)

Net Cash Flows used in Financing Activities	(650,000)	(535,000)

Net (Decrease) Increase in Cash	(813,745)	1,089,270

Cash at Beginning of Year	1,340,441	1,300,996

Cash at June 30, 2010	$ 526,696	$ 2,390,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ 4,189	$ 11,045

Income taxes paid	$ 175,000	$ -

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

The Company was originally named Powin Corporation (“Powin” or the “Company”) and was formed as an Oregon corporation on November 15, 1990 by Joseph Lu, a Chinese-American.  Since its incorporation, Powin has grown into a large original equipment manufacturer (“OEM”) utilizing six plants on two continents.  Powin provides manufacturing coordination and distribution support for companies throughout the United States (“U.S”).  More than 2,000 products and parts are supplied by Powin on a regular basis.

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements.  Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for other interim periods or for the full year then ended December 31, 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

Inventory

Inventory consists of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The following tables represents the Company’s inventories at each of the indicated  periods.

	at June 30,	at December 31,
	2010	2009
Raw Materials	$ 152,838	$ 278,921
Work in Progress	119,987	30,956
Finished Goods	4,152,593	2,035,670
	$ 4,425,418	$ 2,345,547

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment assets are recorded at cost.  Depreciation is on a straight-line basis over the estimated useful lives of the asset.  Leasehold improvements for space leased on a month-to-month basis are expensed when incurred.  Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.

Impairment of Long-Lived and Intangible Assets

The Company periodically reviews the carrying amounts of its property, equipment and intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that its long-lived assets as of June 30, 2010 were not impaired.

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

For orders placed by a customer needing customized manufacturing, the Company requires the customer to issue its signed Purchase Order with documentation identifying the specifics of the product to be manufactured.  Revenue is recognized on customized manufactured product at completion and shipment of the product.  If the customer cancels the Purchase Order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized.  Orders canceled after shipment are fully invoiced to the customer and revenue is recognized.

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Cost of Goods Sold

Cost of goods sold includes cost of inventory sold during the period net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Advertising

The Company expenses the cost of advertising as incurred.  For the three months ended June 30, 2010 and 2009, the amount charged to advertising expense was $6,879 and $2,571, respectively.  Advertising expense for the six months ended June 30, 2010 and 2009 was $25,775 and $27,246, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

At June 30, 2010, there were 11,031,758 warrants outstanding and 5,332 convertible Preferred shares (convertible to 1,066,400 Common) that are included in the computation of diluted earnings per share however, the dilutive shares had no impact to EPS.

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

Note 3:  Concentration of Credit Risk

At June 30, 2010, three customers accounted for 85% of the Company’s trade receivables, with no amounts in excess of 90 day past due.  At December 31, 2009, these same three customers accounted for 72% of the Company’s trade receivables with no amounts in excess of 90 days past due.  Trade accounts receivable past due over 90 days at June 30, 2010 and December 31, 2009 were $629,387 and $570,511 respectively.  Management does not normally require collateral for trade accounts receivable.  The Company has an allowance for doubtful accounts as of June 30, 2010 and December 31, 2009 of $495,082.

In the three months ended June 30, 2010, the Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 74 percent of total purchases.  For the year ended December 31, 2009, these same three suppliers accounted for 83 percent of total purchases.  Further; in 2009, the Company was required to make deposit payments to vendors for products being imported from Europe.  At December 31, 2009, deposit payments accepted were $369,409, and no additional deposits were accepted during the six months ended June 30, 2010.

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

Note 4:  Bank Line-of-Credit

The Company has a short-term line-of-credit with a bank with maximum borrowings available at June 30, 2010 of $1,750,000.  The maturity date for the Company’s line-of-credit is March 1, 2011, which is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  Interest is indexed to the prime rate plus one-half point and is 3.75% at June 30, 2010.  The Company’s line-of-credit outstanding balances as of June 30, 2010 and December 31, 2009 were zero and $650,000, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of June 30, 2010, the Company was in compliance with all covenants.

Note 5:  Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 30, 2010, the date the financial statements were issued.

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

Overview

Powin Corporation has relationships with various manufacturers in China that manufacture a variety of products for distribution in the U.S.  The Company’s client base includes distributors in the transportation, medical, sports, camping, fitness, packaging and furniture industries.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  We base our estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

Results of Operations

For the three and six months ended June 30, 2010.

The following tables set forth key components of the Company’s results of operations (un-audited), for the three and six months ended June 30, 2010 and 2009, in dollars of sales revenue and its key segments of revenue.

	For the three-months ended June 30, 2010
	OEM	QBF	Wooden	Maco	Consolidated
Sales	$ 13,152,838	$ 1,102,600	$ 164,446	$ 130,277	$ 14,550,161
Cost of Sales	11,724,939	1,047,542	-	118,676	12,891,157
Gross Profit	1,427,899	55,058	164,446	11,601	1,659,004
Operating Expense	853,289	14,810	53,235	93,462	1,014,796
Other Income (Expense)	2,925	(8,242)	-	(4,897)	(10,214)
Income (Loss) before Income Tax	$ 577,535	$ 32,006	$ 111,211	$ (86,758)	$ 633,994
Income Tax (Benefit) on Consolidated Income					195,125
Consolidated Net Income					$ 438,869

	For the three-months ended June 30, 2009
	OEM	QBF	Wooden	Maco	Consolidated
Sales	$ 9,252,018	$ 403,364	$ 327,858	$ 16,057	$ 9,999,297
Cost of Sales	8,226,432	404,915	227,953	24,347	8,883,647
Gross Profit	1,025,586	(1,551)	99,905	(8,290)	1,115,650
Operating Expense	395,240	87,555	19,457	42,929	545,181
Other Income (Expense)	9,138	29,249	-	3,425	41,812
Income (Loss) before Income Tax	$ 639,484	$ (59,857)	$ 80,448	$ (47,794)	$ 612,281
Income Tax (Benefit) on Consolidated Income					254,709
Consolidated Net Income					$ 357,572

	For the six-months ended June 30, 2010
	OEM	QBF	Wooden	Maco	Consolidated
Sales	$ 22,134,990	$ 1,815,220	$ 219,744	$ 236,293	$ 24,406,247
Cost of Sales	19,601,030	1,783,339	-	186,403	21,570,772
Gross Profit	2,533,960	31,881	219,744	49,890	2,835,475
Operating Expense	1,542,424	84,686	121,457	215,431	1,963,998
Other Income (Expense)	(607)	(17,667)	-	(4,897)	(23,171)
Income (Loss) before Income Tax	$ 990,929	$ (70,472)	$ 98,287	$ (170,438)	$ 848,306
Income Tax (Benefit) on Consolidated Income					285,146
Consolidated Net Income					$ 563,160

Inventory	$ 3,178,894	$ 856,295	$ -	$ 385,268	$ 4,420,457
Property and Equipment - Net	$ 553,551	$ 514,108	$ 5,156	$ 12,502	$ 1,085,317

	For the six-months ended June 30, 2009
	OEM	QBF	Wooden	Maco	Consolidated
Sales	$ 15,491,635	$ 870,018	$ 494,241	$ 42,679	$ 16,898,573
Cost of Sales	13,461,491	930,301	364,697	57,395	14,813,884
Gross Profit	2,030,144	(60,283)	129,544	(14,716)	2,084,689
Operating Expense	1,036,718	103,654	27,950	124,783	1,293,105
Other Income (Expense)	7,035	26,358	-	5,917	39,310
Income (Loss) before Income Tax	$ 1,000,461	$ (137,579)	$ 101,594	$ (133,582)	$ 830,894
Income Tax (Benefit) on Consolidated Income					345,652
Consolidated Net Income					$ 485,242

Inventory	$ 2,233,028	$ 391,827	$ 54,649	$ 396,438	$ 3,075,942
Property and Equipment - Net	$ 703,038	$ 484,800	$ 6,954	$ 2,185	$ 1,196,977

Results of Operations (Continued)

Consolidated net revenues for the three-month period ended June 30, 2010, were up 45.5% or approximately $4.6 million dollars from the same period of 2009.  The Company’s OEM segment net revenues increased 42.2% or $3.9 million dollars, the QBF segment net revenues increased 173.4% or $699.2 thousand dollars, the Maco segment net revenues increased 711.3% or $114.2 thousand dollars; while the Wooden segment net revenues were down 49.8% or $163.4 thousand dollars.  As previously reported, the decrease in the Wooden segment net revenues is due to the selling off of its last remaining cabinet inventories in the third quarter of 2009 because management determined there was no future market for its cabinet business, then turning the warehouse facilities into warehousing services to support the Company’s other segment’s customers.  These services will support the future costs of this segment through the end of the lease on its facility.  The OEM’s continuing increase in net revenues during the Company’s second quarter is primarily related to what management believes to be improving economic conditions impacting the U.S. economy and continuing optimism that the OEM business will improve during the second half of 2010.  The Company’s QBF segment also continues to realize net revenue increases because its primary customer has been increasing purchases from the Company due to favorable indicators in the economy.  The Maco segment’s net revenues increased primarily due to the continued investments made by the Company in this segment’s sales and marketing program and trade show participation.

Consolidated cost of sales are up 45.1% or $4.0 million dollars for the three-month period ended June 30, 2010, when compared with the same period in 2009, which was expected due to the Company’s continued favorable increase in net revenues.  As a percent of net revenue, consolidated cost of sales was 88.6% for the three-month period ended June 30, 2010, compared to 88.8% for the same period in 2009.  The Company’s OEM segment upon further analysis by management demonstrates that the OEM segment’s sales still experience increased cost due primarily from its low margin customers verses its high margin customer sales during the same period in 2009.  The Company’s other segments demonstrated improvements in their cost of sales for the three-month period ended June 30, 2010, when compared to the same period in 2009.

Consolidated gross profits increased $543.4 thousand dollars ending at 11.4% of net revenues for the three-month period ended June 30, 2010, compared to 11.2% for the same period in 2009.  Except for the Company’s OEM segment as reported above, all other segments are showing material improvements in their margins for the three- month period ended June 30, 2010, compared to the same period in 2009.

Consolidated operating expenses for the three-month period ended June 30, 2010, increased 86.1% or $469.6 thousand dollars from the same period in 2009, primarily due to personnel increases within the Company’s sales and marketing, accounting and IT management departments.  Further; the Company is now accruing for certain annual costs, which was not previously a practice of the company, such as bonus compensation accruals, annual auditing and legal review expenses.  For the three-month period ended June 30, 2010, the Company accrued $166.7 thousand dollars of bonuses and $29.4 thousand dollars of annual audit and legal expenses.  As a percent of net revenues, operating expenses for the three-month period ended June 30, 2010, was 7.0%; however, allowing for the accruals as discussed, operating expenses as a percent of revenues would have been 5.6%, compared to 5.5% for the same period in 2009.  The following table is reflective of the changes in operating expenses in dollars and percentage of change.

	For the three-months ended June 30,
	2010	2009	Change	% Change
Salaries & Related	$ 676,823	$ 475,581	$ 201,242	42.3%
Advertising	6,879	2,571	4,308	167.6%
Professional Services	177,797	4,077	173,720	4261.0%
All Other	153,297	62,952	90,345	143.5%
TOTAL	$ 1,014,796	$ 545,181	$ 469,615	86.1%

Results of Operations (Continued)

Consolidated net revenues for the six-month period ended June 30, 2010, increased 44.4% or approximately $7.5 million dollars from the same period in 2009.  The Company’s OEM segment net revenues increased 42.9% or $6.6 million dollars, the QBF segment net revenues increased 108.6% or $945.2 thousand dollars, the Maco segment net revenues increased 453.7% or $193.6 thousand dollars; while the Wooden segment net revenues decreased 55.5% or $274.5 thousand dollars.  As previously reported, the decrease in the Wooden segment net revenues was due to the selling-off of its last remaining cabinet inventories during the third quarter of 2009 because management determined there was no future market for its cabinet business.  As such, management changed Wooden’s business by turning its warehouse facilities to provide warehousing services in order to support the Company’s customers.  The OEM’s increase in net revenues is primarily related to what management believes to be economic improvements impacting the U.S. economy, and management is optimistic that the OEM business will continue to improve during the second half of 2010.  The Company’s QBF segment also continues to realize net revenue increases because its primary customer has been increasing purchases from the Company due to favorable indicators in their industry.  The Maco segment’s net revenues increased primarily due to continued investment being made by the Company in this segment’s sales and marketing program.

Consolidated cost of sales increased 45.6% or $6.8 million dollars for the six-month period ended June 30, 2010, when compared to the same period in 2009, and was expected due to the Company’s continued favorable increase in net revenues.  As a percent of net revenues however, consolidated cost of sales was 88.4% for the six-month period ended June 30, 2010, compared to 87.7% for the same period in 2009.  Management contributes the increase of 0.7 points  to its OEM segment because further analysis by management demonstrates that the OEM segment’s sales are coming primarily from its low margin customers verses its high margin customers in the same six-month period of 2009.  The Company’s other segments are also seeing very favorable improvements in their cost of sales for the six- month period ended June 30, 2010, when compared to the same period in 2009.

Consolidated gross profits increased $750.8 thousand dollars ending at 11.6% of net revenues for the six-month period ended June 30, 2010, compared to 12.3% for the same period in 2009.  Except for the Company’s OEM segment as reported above, all other segments are showing material improvements in their margins for the six-month period ended June 30, 2010, compared to the same period in 2009.

Consolidated operating expenses for the six-month period ended June 30, 2010 increased $670.9 thousand dollars or 51.9% from the same period in 2009, primarily due to personnel increases within the Company’s sales and marketing, accounting and IT management departments.  Further; the Company is now accruing for certain annual costs not previously a practice of the company such as bonus compensation accruals, annual auditing and legal review expenses.  For the six-month period ended June 30, 2009, the Company accrued $166.7 thousand dollars in bonuses and $39.2 thousand dollars in annual audit and legal expenses.  As a percentage of net revenues, operating expenses for the six-month period ended June 30, 2010 was 8.0% however, allowing for the accruals as discussed, operating expenses as a percentage of net revenues would have been 7.2%, compared to 7.7% for the same period in 2009.  The following table is reflective of the changes in operating expenses in dollars and percent of change.

	For the six-months ended June 30,
	2010	2009	Change	% Change
Salaries & Related	$ 1,166,409	$ 811,352	$ 355,057	43.8%
Advertising	25,775	27,246	(1,471)	-5.4%
Professional Services	402,804	234,959	167,845	71.4%
All Other	369,010	219,548	149,462	68.1%
TOTAL	$ 1,963,998	$ 1,293,105	$ 670,893	51.9%

Liquidity and Capital Resources

The Company finances its operations primarily through cash flows generated from operations and borrowings from the Company’s line-of-credit.  For the six-month period ended June 30, 2010, cash provided by operating activities was $21.7 thousand dollars compared to $1.6 million dollars during the same period in 2009.  Cash used in investing activities was $185.5 thousand dollars in the six-month period ended June 30, 2010, to replace and add office computers and manufacturing equipment, compared to $11.4 thousand dollars provided by investing activities in the same period of 2009, from the sale of obsolete equipment.  Cash used in the six-month period ended June 30, 2010 from financing activities include net repayments of $650 thousand dollars to pay off the Company’s existing credit lines, compared to net cash repayments of $535 thousand dollars used in the same period of 2009.

The ratio of current assets to current liabilities was 1.65 at June 30, 2010, compared to 1.85 at December 31, 2009.  Quick liquidity (current assets minus inventories divided by current liabilities) was 1.06 at June 30, 2010 compared to 1.31 at December 31, 2009.  At June 30, 2010, the Company had working capital of $6.0 million dollars compared with working capital of $5.4 million dollars at December 31, 2009.  Average days sales outstanding on trade receivables at June 30, 2010, was 60 days compared to an average days sales outstanding of 71 days at December 31, 2009.

The Company and its subsidiary, QBF, on March 2, 2010, terminated their short-term lines of credit with a bank with maximum borrowings available at December 31, 2009 of $1,000,000 and $650,000, respectively.  On March 2, 2010, the Company entered into a single short-term line-of-credit with a bank with maximum borrowing capacity of $1,750,000.  The maturity date for the Company’s new line-of-credit is March 1, 2011.  The line-of-credit is secured by all receivables, inventory and equipment, but unlike the previous lines of credit, the new facility is not personally guaranteed by the Company’s majority stockholder.  Interest is the prime rate plus one-half percent, which currently was 3.75% as of June 30, 2010.  Interest on the prior lines of credit was, 4.0% for the Company and QBF.  The outstanding balances at June 30, 2010 and December 31, 2009 were zero and $650,000, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business such as: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At June 30, 2010 the Company was in compliance with all covenants.

The Company’s management believes that the current cash and cash flow from operations may not be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future. The Company may require additional cash resources due to changing business conditions or other future developments.  The Company may seek to sell additional equity or debt securities or increase available borrowing on its credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties  including: investors’ perception of, and demand for, securities of alternative manufacturing media companies; conditions of the U.S. and other capital markets in which we may seek to raise funds; and future results of operations, financial condition and cash flow.  Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, if at all.  Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

Liquidity and Capital Resources (continued)

Off-Balance Sheet Arrangements.

As of and for the three months ended June 30, 2010, the Company had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In April 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm, at $0.015 per share for its work at a total expense to Legal & Professional expense of $1,125 to the Company and is reflected in Stockholders’ Equity as an increase of Common Stock of $75 (par at $0.001 times shares issued of 75,000) and Additional Paid in Capital of $1,050.

In June 2010, the Company declared preferred stock dividends.  The Company accrued a total of 305 preferred stock dividends at $100 par value and a $30,500 increase to Preferred Stock.  All preferred stock dividends were issued to the preferred stockholders on June 30, 2010.

In June 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm, at $0.015 per share for its work at a total expense to Legal & Professional expense of $1,125 to the Company and is reflected in Stockholders’ Equity as an increase of Common Stock of $75 (par at $0.001 times shares issued of 75,000) and Additional Paid in Capital of $1,050.

Equity Compensation Plan Information

In June 2010 Ronald Horne, Chief Financial Officer, was issued 1,000,000 Common shares as a one-time Bonus incentive to encourage long-term employment.  Currently the Company does not have any formal stock option or equity compensation plans or arrangements.

In June 2010, the Company issued 45,000 Common shares to its Board of Director for their services on the board at $0.015 per share booking an expense of $675 and is reflected in Stockholders’ Equity as an increase of Common Stock of $45 (par at $0.001 times shared issued of 45,000), and Additional Paid in Capital of $630.  Two directors received 10,000 shares each, 5,000 for the quarter ended March 31, 2010 and 5,000 for the quarter ended June 30, 2010.  One director received 20,000 shares, 10,000 shares for the third and fourth quarters of 2009 not previously issued, 5,000 shares for the quarter ended March 31, 2010 and 5,000 shares for the quarter ended June 30, 2010.  One director received 5,000 shares for the quarter ended June 30, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common stock or other securities during the three-month period ended June 30, 2010.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

In April 2010 the Company began the process of registering itself in the Republic of South Africa, so that the Company could open a branch office there.  The branch office will be responsible for identifying and perusing new customer opportunities to further the Company’s OEM services and to introduce current Company manufactured products into the Republic of South Africa.  As of July 30, 2010, the Company has not received its registration approval.

The following information was reported under Item 5.07 on a Form 8K Current Report on June 29, 2010, as amended on July 7, 2010.

The Company held its Annual Meeting of Stockholders on June 16, 2010, where a quorum of the stockholders voted.  At the meeting, stockholders elected four directors each to serve until the next Annual Meeting of Stockholders which will be held in 2011, or a successor being elected and qualified.  Each of the four named directors was elected and received the number of votes reflected below.  In addition, the stockholders ratified the appointment of Anton & Chia LLP as Powin Corporation’s independent registered public accounting firm for 2010, and approved, Any other business which may properly come before the meeting; including adjourning the meeting from time to time.  For more information on the proposals, see Powin Corporation’s proxy statement dated May 15, 2010.  Set forth below are the final voting results for each of the proposals.

Election of Director Nominees

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
OwJJoseph Lu	155,618,402	0	100	0
Ronald Horne	155,617,202	0	1,300	0
Zaixiang (Fred) Liu	155,618,402	0	100	0
Ty Measom	155,618,402	0	100	0

Proposal to ratify the appointment of Anton & Chia LLP as independent registered public accountant for 2010

Votes For	Votes Against	Abstentions	Broker Non-Votes
155,618,402	0	100	0

Proposal to transact such other business as may properly come before the meeting, including adjourning the meeting from time to time

Votes For	Votes Against	Abstentions	Broker Non-Votes
155,618,162	340	0	0

Item 6.  Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

July 30, 2010

By /s/ Joseph Lu

Joseph Lu

Chief Executive Officer

(Principal Executive Officer)

By /s/ Ronald Horne

Ronald Horne

Chief Financial Officer

(Principal Financial Officer)