Form 10-Q
period 2010-09-30
POWIN CORP
filed 2010-10-29
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

OR

[  ] TRANSIION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-54015

POWIN CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA      87-0455378

(State or other jurisdiction

(IRS Employer Identification Number)

         of incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 30, 2010, there were 161,875,879  shares of Common Stock, $0.001 par value, outstanding.

POWIN CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

  3

Condensed Consolidated Balance Sheets

  3

Condensed Consolidated Statements of Operations

  4

Condensed Consolidated Statements of Stockholders’ Equity

  5

Condensed Consolidated Statements of Cash Flows

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Note Regarding Forward Looking Statements

11

Overview

11

Critical Accounting Policies

11

Results of Operations

12

Liquidity and Capital Resources

15

Off-Balance Sheet Arrangements

16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

16

Item 4.  Controls and Procedures.

16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults Upon Senior Securities.

17

Item 4. [REMOVED AND RESERVED]

.

17

Item 5.  Other Information.

18

Item 6.  Exhibits.

18

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

POWIN CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
ASSETS	September 30, 2010	December 31, 2009
	(Un-Audited)
Current Assets
Cash	$ 1,601,303	$ 1,340,441
Trade Accounts Receivable, Net	8,319,111	6,931,491
Other Receivables	7,654	11,785
Inventory	2,515,061	2,345,547
Prepaid Expenses	91,415	57,596
Deposits	359,322	375,213
Deferred Tax Asset	559,542	630,215

Total Current Assets	13,453,408	11,692,288

Intangible Assets	12,176	9,588
Property and Equipment, Net	1,000,632	1,080,974

TOTAL ASSETS	$ 14,466,216	$ 12,782,850

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
Lines of Credit	$ -	$ 650,000
Trade Accounts Payable	6,174,057	5,203,573
Accrued Payroll and Other Accrued Liabilities	900,229	470,828

Total Current Liabilities	7,074,286	6,324,401

Stockholders' Equity
Preferred Stock, $100 Par Value, 25,000,000 Shares
Authorized; 5,332 Shares Issued and Outstanding	533,200	502,700
Common Stock, $0.001 Par Value, 600,000,000 Shares
Authorized; 161,875,879 Shares Issued and Outstanding	161,876	160,586
Additional Paid-in Capital	8,837,785	8,841,200
Retained Accumulated (Deficit)	(2,140,931)	(3,046,037)

Total Stockholders' Equity	7,391,930	6,458,449

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$ 14,466,216	$ 12,782,850

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Un-audited)

	For the three-months ended September 30,		For the nine-months ended September 30,
	2010	2009	2010	2009

Sales-Net	$ 15,086,481	$12,438,170	$39,492,728	$29,336,743

Cost of Sales	13,359,211	10,616,637	34,929,983	25,430,521

Gross Profit	1,727,270	1,821,533	4,562,745	3,906,222

Operating Expenses	1,135,047	763,482	3,099,046	2,056,587

Operating Income	592,223	1,058,051	1,463,699	1,849,635

Other Income (Expense)

Other Income	8,590	12,113	10,951	62,065

Interest – Net	-	(5,041)	(4,121)	(15,683)

Miscellaneous Expenses	(4,318)	-	(25,729)	-

Total Other Income (Expense)	4,272	7,072	(18,899)	46,382

Income Before Income Taxes	596,495	1,065,123	1,444,800	1,896,017

Income Taxes	254,548	443,091	539,694	788,743

Net Income	$ 341,947	$ 622,032	$ 905,106	$ 1,107,274

Earnings per Share

Basic	$ 0.00	$ 0.00	$ 0.01	$ 0.01

Diluted	$ 0.00	$ 0.00	$ 0.01	$ 0.01

Weighted Average Shares

Basic	161,781,912	160,417,292	161,016,465	159,258,269

Diluted	173,880,070	172,396,450	173,114,623	171,237,427

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at 12/31/2006	-	-	150,000,000	150,000	110,000	4,896,999	5,156,999
Distributions	-	-	-	-	-	(2,849,474)	(2,849,474)
Net Income	-	-	-	-	-	742,265	742,265
Balance at 12/31/2007	-	-	150,000,000	150,000	110,000	2,789,790	3,049,790
Shares effectively issued to former Exact shareholders as of the date of the recapitalization	4,142	414,200	5,445,099	5,445	7,031,066	(6,766,365)	684,346
Shares Issued for Services	-	-	3,150,000	3,150	44,100	-	47,250
From Sub-Chapter S to C Corp	-	-	-	-	1,717,725	(1,717,725)	-
Net Income	-	-	-	-	-	1,459,009	1,459,009
Balance at 12/31/2008	4,142	414,200	158,595,099	158,595	8,902,891	(4,235,291)	5,240,395
Accounting adjustment	-	-	70,780	71	(71)	-	-
Preferred Dividends Declared	885	88,500	-	-	(88,500)	-	-
Share Based Compensation	-	-	1,620,000	1,620	22,680	-	24,300
Shares Issued for Services	-	-	300,000	300	4,200	-	4,500
Net Income	-	-	-	-	-	1,189,254	1,189,254
Balance at 12/31/2009	5,027	502,700	160,585,879	160,586	8,841,200	(3,046,037)	6,458,449
Preferred Dividends Declared	305	30,500			(30,500)
Share Based Compensation			1,065,000	1,065	16,810		17,875
Shares Issued for Services			225,000	225	10,275		10,500
Net Income (un-audited)	-	-	-	-	-	905,106	905,106
Balance at 09/30/2010	5,332	533,200	161,875,879	161,876	8,837,785	(2,140,931)	7,391,930

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Un-audited)

	For the nine-months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 905,106	$ 1,107,274
Adjustments to Reconcile Net Income to Net Cash Provided by (Used) in Operating Activities
Depreciation and Amortization	273,298	259,369
Shares Issued for Service	10,500	2,250
Share Based Compensation	17,875	24,300
Provision for Doubtful Accounts	1,976	-
Provision for Income Tax	539,694	788,743
Changes in Operating Assets and Liabilities
Trade Accounts Receivable	(1,389,596)	698,296
Other Receivables	4,131	(24,828)
Inventories	(169,514)	(1,898,570)
Prepaid Expenses	(33,819)	36,524
Deposits	15,891	(390,055)
Trade Accounts Payable	970,484	(409,599)
Accrued Payroll and Other Liabilities	(110,293)	(65,338)
Deferred Taxes	70,673	-
Net Cash Provided by Operating Activities	1,106,406	128,366
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Acquisition of Intangible Assets	(2,588)	-
Capital Expenditures	(192,956)	(15,144)
Total Cash Flows (used) in Investing Activities	(195,544)	(15,144)
CASH FLOW USED IN FINANCING ACTIVITIES
Net Payments Under Line-of-Credit	(650,000)	(456,700)
Net Cash Flows used in Financing Activities	(650,000)	(456,700)
Net (Decrease) Increase in Cash	260,862	(343,478)
Cash at Beginning of Period	1,340,441	1,300,996
Cash at End of Period	$ 1,601,303	$ 957,518
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$ 4,189	$ 16,249
Income taxes paid	$ 252,130	$ -

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements.  Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for other interim periods or for the full year then ended December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities Exchange Commission.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

Inventory

Inventory consists of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The following table represents the Company’s inventories at each of the indicated periods.

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

Impairment of Long-Lived and Intangible Assets

The Company periodically reviews the carrying amounts of its property, equipment and intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that its long-lived assets as of September 30, 2010 were not impaired.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the three-month period ended September 30, 2010 and 2009, the amount charged to advertising expense was $23,129 and $60,036, respectively.  Advertising expense for the nine-month period ended September 30, 2010 and 2009 was $48,904 and $87,282, respectively.

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

At September 30, 2010, there were 11,031,758 warrants outstanding and 5,332 convertible Preferred shares (convertible to 1,066,400 Common) that are included in the computation of diluted earnings per share however, the dilutive shares had no impact to EPS.

Note 2:  Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  We have evaluated the impact of our adaption of the guidance and believe that the impact is not material to the financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  We have evaluated the impact of our adaption of the guidance and believe that the impact is not material to the financial statements.

Note 3:  Concentration of Credit Risk

At September 30, 2010, three customers accounted for 70.7% of the Company’s trade receivables, with no amounts in excess of 90 day past due.  At December 31, 2009, these same three customers accounted for 72% of the Company’s trade receivables with no amounts in excess of 90 days past due.  Trade accounts receivable past due over 90 days at September 30, 2010 and December 31, 2009, were $497,031 and $570,511 respectively.  Management does not normally require collateral for trade accounts receivable.  The Company has an allowance for doubtful accounts as of September 30, 2010 and December 31, 2009 of $346,844 and $495,082 respectively.

In the three months ended September 30, 2010, the Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 76% of total purchases.  For the year ended December 31, 2009, these same three suppliers accounted for 83% of total purchases.  Further; in 2009, the Company was required to make deposit payments to vendors for products being imported from Europe.  At December 31, 2009, deposit payments paid were $369,409, no additional deposit payments have been paid during the nine-month period ended September 30, 2010.

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

Note 4:  Bank Line-of-Credit

The Company has a short-term line-of-credit with a bank with maximum borrowings available at September 30, 2010 of $1,750,000.  The maturity date for the Company’s line-of-credit is March 1, 2011, which is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  Interest is indexed to the prime rate plus one-half point and is 3.75% at September 30, 2010.  The Company’s line-of-credit outstanding balances as of September 30, 2010 and December 31, 2009 were zero and $650,000, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of September 30, 2010, the Company was in compliance with all covenants.

Note 5:  Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 29, 2010, the date the financial statements were issued.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, which have been prepared in accordance with GAAP.

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

Results of Operations

For the three and nine months ended September 30, 2010.

The following tables set forth key components of the Company’s results of operations (un-audited), for the three and nine months ended September 30, 2010 and 2009, in dollars of sales revenue and its key segments of revenue.

for the three-months ended September 30, 2010				
	OEM	QBF	Wooden	Maco	Consolidated
Sales	$ 13,569,243	$ 1,194,122	$ 215,738	$ 107,378	$ 15,086,481
Cost of Sales	12,137,929	1,120,280	-	101,002	13,359,211
Gross Profit	1,431,314	73,842	215,738	6,376	1,727,270
Operating Expense	854,108	25,112	134,695	121,132	1,135,047
Other Income (Expense)	(4,318)	8,590	-	-	4,272
Income (Loss) before Income Tax	$ 572,888	$ 57,320	$ 81,043	$ (114,756)	$ 596,495
Income Tax (Benefit) on Consolidated Income					254,548
Consolidated Net Income					$ 341,947

	for the three-months ended September 30, 2009				
	OEM	QBF	Wooden	Maco	Consolidated
Sales	$ 11,883,979	$ 461,773	$ 77,385	$ 15,033	$ 12,438,170
Cost of Sales	10,354,129	186,221	53,919	22,368	10,616,637
Gross Profit	1,529,850	275,552	23,466	(7,335)	1,821,533
Operating Expense	555,942	85,294	19,681	102,565	763,482
Other Income (Expense)	5,154	(2,450)	-	4,368	7,072
Income (Loss) before Income Tax	$ 979,062	$ 187,808	$ 3,785	$ (105,532)	$ 1,065,123
Income Tax (Benefit) on Consolidated Income					443,091
Consolidated Net Income					$ 622,032

for the nine-months ended September 30, 2010					
	OEM	QBF	Wooden	Maco	Consolidated
Sales	$35,704,233	$ 3,009,342	$ 435,482	$ 343,671	$ 39,492,728
Cost of Sales	31,738,959	2,903,619	-	287,405	34,929,983
Gross Profit	3,965,274	105,723	435,482	56,266	4,562,745
Operating Expense	2,396,533	109,798	256,152	336,563	3,099,046
Other Income (Expense)	(4,925)	(9,077)	-	(4,897)	(18,899)
Income (Loss) before Income Tax	$ 1,563,816	$ (13,152)	$ 179,330	$ (285,194)	$ 1,444,800
Income Tax (Benefit) on Consolidated Income					539,694
Consolidated Net Income					$ 905,106
Inventory	$ 1,068,436	$ 1,123,060	$ -	$ 323,565	$ 2,515,061
Property and Equipment - Net	$ 497,332	$ 468,147	$ 23,040	$ 12,113	$ 1,000,632

for the nine-months ended September 30, 2009					
	OEM	QBF	Wooden	Maco	Consolidated
Sales	$27,375,614	$ 1,331,791	$ 571,626	$ 57,712	$ 29,336,743
Cost of Sales	23,815,620	1,116,522	418,616	79,763	25,430,521
Gross Profit	3,559,994	215,269	153,010	(22,051)	3,906,222
Operating Expense	1,592,660	188,948	47,631	227,348	2,056,587
Other Income (Expense)	12,189	23,908	-	10,285	46,382
Income (Loss) before Income Tax	$ 1,979,523	$ 50,229	$ 105,379	$ (239,114)	$ 1,896,017
Income Tax (Benefit) on Consolidated Income					788,743
Consolidated Net Income					$ 1,107,274
Inventory	$ 2,019,438	$ 823,251	$ 51,957	$ 396,438	$ 3,291,084
Property and Equipment - Net	$ 649,604	$ 455,981	$ 6,513	$ 2,185	$ 1,114,283

Results of Operations (Continued)

Consolidated net revenues for the three-month period ended September 30, 2010, were up 21.3% or approximately $2.6 million dollars from the same period of 2009.  The Company’s OEM segment net revenues increased 14.2% or $1.7 million dollars, the QBF segment net revenues increased 158.6% or $732.3 thousand dollars, the Maco segment net revenues increased 614.3% or $92.3 thousand dollars and the Wooden segment net revenues increased 178.8% or $138.4 thousand dollars.  The Wooden segment’s increase in net revenues in this quarter is a turnaround from the net revenue decreases the Company reported in its first and second quarters of 2010 and supports managements decision, as previously reported, to the sell off of its last remaining cabinet inventories in the third quarter of 2009 and then turning the warehouse facilities into warehousing services to support the Company’s other segment’s customers.  These services also support the future costs of this segment through the end of the lease on its facility. The OEM’s continuing increase in net revenues during the Company’s third quarter is primarily related to what management continues to believe is an improving economy impacting the U.S. economy.  However, the improvement is not as great as the Company experienced in its first and second quarters, but management has continuing optimism that the OEM business will also improve during the fourth quarter of 2010.  The Company’s QBF segment also continues to realize net revenue increases because its primary customer increased its purchases again in this third quarter and management also attributes this to favorable indicators in the economy.  The Maco segment’s net revenues increased primarily due to the continued investments made by the Company in this segment’s sales and marketing program, trade show participation and pushing its sales force for better improvements.  However, this segment continues to show net losses in its operations and management cannot assure that this segment can continue to be a going concern.

Consolidated cost of sales are up 25.8% or $2.7 million dollars for the three-month period ended September 30, 2010, when compared with the same period in 2009, which was expected due to the Company’s continued favorable increase in net revenues.  As a percent of net revenue, consolidated cost of sales was 88.6% for the three-month period ended September 30, 2010, compared to 85.4% for the same period in 2009.  The Company’s OEM segment upon further analysis by management demonstrates that the OEM segment’s sales still experience increased cost due primarily from its low margin customers verses its high margin customer sales during the same period in 2009.  The Company’s other segments demonstrated improvements in their cost of sales for the three-month period ended September 30, 2010, when compared to the same period in 2009.

Consolidated gross profits decreased $94.3 thousand dollars ending at 11.4% of net revenues for the three-month period ended September 30, 2010, compared to 14.6% for the same period in 2009.  Except for the Company’s OEM and QBF segments, the other segments are showing material improvements in their margins for the three-month period ended September 30, 2010, compared to the same period in 2009.

Consolidated operating expenses for the three-month period ended September 30, 2010, increased 48.7% or $371.6 thousand dollars from the same period in 2009, primarily due to personnel increases within the Company’s sales and marketing, accounting and IT management departments.  Further; the Company is now accruing for certain annual costs, which was not previously a practice of the company, such as bonus compensation accruals, annual auditing and legal review expenses.  For the three-month period ended September 30, 2010, the Company accrued $166.7 thousand dollars for bonuses and $29.4 thousand dollars for annual audit and legal expenses.  As a percent of net revenues, operating expenses for the three-month period ended September 30, 2010, was 7.5%; however, allowing for the accruals as discussed, operating expenses as a percent of revenues would have been 6.2%, compared to 6.1% for the same period in 2009.  The following table is reflective of the changes in operating expenses in dollars and percentage of change.

Results of Operations (Continued)

Consolidated net revenues for the nine-month period ended September 30, 2010, increased 34.6% or approximately $10.2 million dollars from the same period in 2009.  The Company’s OEM segment net revenues increased 30.4% or $8.3 million dollars, the QBF segment net revenues increased 126.0% or $1.7 million dollars, the Maco segment net revenues increased 495.5% or $286 thousand dollars; while the Wooden segment net revenues decreased 23.8% or $136.1 thousand dollars.  As previously reported, the decrease in the Wooden segment net revenues was due to the selling-off of its last remaining cabinet inventories during the third quarter of 2009 because management determined there was no future market for its cabinet business.  As such, management changed Wooden’s business into warehousing facilities to provide warehousing services in order to support the Company’s customers.  The OEM’s increase in net revenues is primarily related to what management believes to be economic improvements impacting the U.S. economy, and management is optimistic that the OEM business will continue to improve during the fourth quarter of 2010.  The Company’s QBF segment also continues to realize net revenue increases because its primary customer has been increasing purchases from the Company due to favorable indicators in their industry.  The Maco segment’s net revenues increased primarily due to continued investment being made by the Company in this segment’s sales and marketing program.  However, as reported above management cannot assure that this segment can continue to be a going concern due to its continuing net operating losses.

Consolidated cost of sales increased 37.4% or $9.5 million dollars for the nine-month period ended September 30, 2010, when compared to the same period in 2009, and was expected due to the Company’s continued favorable increase in net revenues.  As a percent of net revenues however, consolidated cost of sales was 88.4% for the nine-month period ended September 30, 2010, compared to 86.7% for the same period in 2009.  Management contributes the 1.7 point increase to its OEM segment because further analysis by management demonstrates that the OEM segment’s sales are coming primarily from its low margin customers verses its high margin customers in the same nine-month period of 2009.  The Company’s other segments are also seeing very favorable improvements in their cost of sales for the nine-month period ended September 30, 2010, when compared to the same period in 2009.

Consolidated gross profits increased $656.5 thousand dollars ending at 11.6% of net revenues for the nine-month period ended September 30, 2010, compared to 13.3% for the same period in 2009.  Except for the Company’s OEM and QBF segments as reported above, all other segments are showing material improvements in their margins for the nine-month period ended September 30, 2010, compared to the same period in 2009.

Consolidated operating expenses for the nine-month period ended September 30, 2010 increased $1.0 million dollars or 50.7% from the same period in 2009, primarily due to personnel increases within the Company’s sales and marketing, accounting and IT management departments.  Further; the Company is now accruing for certain annual costs not previously a practice of the company such as bonus compensation accruals, annual auditing and legal review expenses.  For the nine-month period ended September 30, 2009, the Company accrued $333.3 thousand dollars in bonuses and $58.8 thousand dollars in annual audit and legal expenses.  As a percentage of net revenues, operating expenses for the nine-month period ended September 30, 2010 was 7.8% however, allowing for the accruals as discussed, operating expenses as a percentage of net revenues would have been 6.8%, compared to 7.0% for the same period in 2009.  The following table is reflective of the changes in operating expenses in dollars and percent of change.

Liquidity and Capital Resources

The Company finances its operations primarily through cash flows generated from operations and borrowings from the Company’s line-of-credit.  For the nine-month period ended September 30, 2010, cash provided by operating activities was $1.1 million dollars compared to $128.4 thousand dollars during the same period in 2009.  Cash used in investing activities was $195.5 thousand dollars in the nine-month period ended September 30, 2010, to replace and add office computers and manufacturing equipment, compared to $15.1 thousand dollars used in investing activities in the same period of 2009, to replace obsolete computer equipment.  Cash used in the nine-month period ended September 30, 2010 from financing activities include net repayments of $650 thousand dollars to pay off the Company’s existing credit lines, compared to net cash repayments of $456.7 thousand dollars used in the same period of 2009.

The ratio of current assets to current liabilities was 1.90 at September 30, 2010, compared to 1.85 at December 31, 2009. Quick liquidity (current assets minus inventories divided by current liabilities) was 1.40 at September 30, 2010 compared to 1.31 at December 31, 2009.  At September 30, 2010, the Company had working capital of $6.4 million dollars compared with working capital of $5.4 million dollars at December 31, 2009.  Average day’s sales outstanding on trade receivables at September 30, 2010, was 53 days compared to an average days sales outstanding of 71 days at December 31, 2009.

The Company and its subsidiary, QBF, on March 2, 2010, terminated their short-term lines of credit with a bank with maximum borrowings available at December 31, 2009 of $1,000,000 and $650,000, respectively.  On March 2, 2010, the Company entered into a single short-term line-of-credit with a bank with maximum borrowing capacity of $1,750,000. The maturity date for the Company’s new line-of-credit is March 1, 2011.  The line-of-credit is secured by all receivables, inventory and equipment, but unlike the previous lines of credit, the new facility is not personally guaranteed by the Company’s majority stockholder.  Interest is the prime rate plus one-half percent, which currently was 3.75% as of September 30, 2010.  Interest on the prior lines of credit was, 4.0% for the Company and QBF.  The outstanding balances at September 30, 2010 and December 31, 2009 were zero and $650,000, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business such as: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At September 30, 2010 the Company was in compliance with all covenants.

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

Liquidity and Capital Resources (continued)

Off-Balance Sheet Arrangements.

As of and for the three and nine months ended September 30, 2010, the Company had no off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In April 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm, at $0.015 per share for its work at a total expense to Legal & Professional expense of $1,125 to the Company which is reflected in Stockholders’ Equity as an increase of Common Stock of $75 (par at $0.001 times shares issued of 75,000) and Additional Paid in Capital of $1,050.

In June 2010, the Company declared preferred stock dividends.  The Company accrued a total of 305 preferred stock dividends at $100 par value and a $30,500 increase to Preferred Stock.  All preferred stock dividends were issued to the preferred stockholders on September 30, 2010.

In June 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm, at $0.015 per share for its work at a total expense to Legal & Professional expense of $1,125 to the Company which is reflected in Stockholders’ Equity as an increase of Common Stock of $75 (par at $0.001 times shares issued of 75,000) and Additional Paid in Capital of $1,050.

In September 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm, at $0.11 per share for its work at a total expense to Legal & Professional expense of $8,250 to the Company which is reflected in Stockholders’ Equity as an increase of Common Stock of $75 (par at $0.001 times shares issued of 75,000) and Additional Paid in Capital of $8,175.

Equity Compensation Plan Information

In June 2010 Ronald Horne, Chief Financial Officer, was issued 1,000,000 Common shares as a one-time Bonus incentive to encourage long-term employment.  Currently the Company does not have any formal stock option or equity compensation plans or arrangements.

In June 2010, the Company issued 45,000 Common shares to its Board of Director for their services on the board at $0.015 per share booking an expense of $675 which is reflected in Stockholders’ Equity as an increase of Common Stock of $45 (par at $0.001 times shared issued of 45,000), and Additional Paid in Capital of $630.  Two directors received 10,000 shares each, 5,000 for the quarter ended March 31, 2010 and 5,000 for the quarter ended September 30, 2010.  One director received 20,000 shares, 10,000 shares for the third and fourth quarters of 2009 not previously issued, 5,000 shares for the quarter ended March 31, 2010 and 5,000 shares for the quarter ended September 30, 2010. One director received 5,000 shares for the quarter ended September 30, 2010.

In September  2010, the Company issued 20,000 Common shares to its Board of Director for their services on the board at $0.11 per share booking an expense of $2,200 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $2,180.  Each of the four Directors serving on the Board of Directors received 5,000 for a total of 20,000 shares issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common stock or other securities during the three and nine-month period ended September 30, 2010.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

In April 2010, the Company began the process of registering itself in the Republic of South Africa, so that the Company could open a branch office there.  The branch office will be responsible for identifying and perusing new customer opportunities to further the Company’s OEM services and to introduce current Company manufactured products into the Republic of South Africa.  As of September 30, 2010, the Company has not received its registration approval.

In July 2010, the Company opened three new wholly owned subsidiaries, Gladiator Fitness & Outdoor Products, Inc. (“Gladiator”); Powin Renewable Energy Resources (“PRER”) and Channel Partner Program (“CPP”).  Although at September 30, 2010, neither subsidiary had begun formal operations, each is expected to have activity in the Company’s fourth quarter of 2010.

o

The Gladiator subsidiary will design, manufacture, market and sell a full line of recreational and commercial fitness equipment.  The Board and Management believe that with the Company’s ten plus yeas experience in manufacturing fitness equipment for others, which we no longer do, that with the Company’s experience and relationship with the China factories, we can design, manufacture and market our own line of fitness equipment.

o

The PRER subsidiary will design, engineer manufacture, market and sell a complete renewable energy solution made up of wind turbines, solar panels and battery, or, a combination of each which will be dependent on the specific requirement of the project.

o

The CPP subsidiary will provide professional leadership, marketing programs and strategies to U.S. companies to quickly market and sell their products into the China market, which today is the fastest growing consumer market with approximately 87.5 million customers.  The Board and company management believe the CPP program can take advantage of the 20 plus years experience the Company has in dealing with the selected banks, e-commerce channels, governmental regulations and an understanding of the Chinese markets to overcome potential language, cultural and other barriers U.S. companies face when trying to enter the China market.

In August 2010, the Company, through a market maker, filed the Company’s Section 240.15c2-11 application to trade its stock on the over the counter market, OTCBB, was approved by the Financial Industry Regulatory Authority (“FINRA”) and received its trading symbol PWON.

Item 6.  Exhibits.

31.1

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

October 29, 2010

By /s/ Joseph Lu

Joseph Lu

Chief Executive Officer

(Principal Executive Officer)

By /s/ Ronald Horne

Ronald Horne

Chief Financial Officer

(Principal Financial Officer)