Form 10-K
period 2010-12-31
POWIN CORP
filed 2011-03-18
CIK 1468780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-54015

POWIN CORPORATION
(Name of small business issuer in its charter)

Nevada	87-0455378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6975 SW Sandburg Road, Ste. 326, Tigard, OR	97223
Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (503) 598-6659

Indicate by check mark if registrant is a well-known seasoned issuer, ad defined under Rule 405 of the Securities Act   Yes  ☐  No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act .

Yes  ☐  No ☑

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

As of March 18, 2011, there were 161,980,871 share of the issuer’s common stock outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

		Page
Part I		4
Item 1	Business	4
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	14
Item 2	Properties	14
Item 3	Legal Proceedings	15
Item 4	Submissions of Matters to a Vote of Security Holders	15
Part II		15
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
Item 6	Selected Financial Data.	18
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8	Financial Statements and Supplementary Data	25-48
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A	Controls and Procedures	49
Item 9B	Other Information	54
Part III		51
Item 10	Directors and Executive Officers and Corporate Governance.	51
Item 11	Executive Compensation	54
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13	Certain Relationships and Related Transactions, and Director Independence.	56
Item 14	Principal Accountant Fees and Services	58
Part IV		59
Item 15	Exhibits, Financial Statement Schedules	59
	Signatures	60

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	new competitors are likely to emerge and new technologies may further increase competition;
•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
•	our ability to obtain future financing or funds when needed;
•	our ability to successfully obtain and maintain our diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
•	our ability to attract and retain a qualified employee base;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and
•	our ability to maintain and execute a successful business strategy.

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

On July 8, 2008, Powin’s shareholder approved an agreement with Exact Identification Corporation whereby it was agreed that the Company would merge with and into Exact Identification Corporation (the “Merger”) in order to combine efforts and maximize company growth.  July 8, 2008 is the official date the reverse recapitalization was consummated.  The Articles of Merger were filed with the State of Nevada on August 21, 2008.  As a result of this transaction, the Company has merged with and into Exact Identification Corporation.  A name change was also filed in connection with the Articles of Merger on August 21, 2008, and the combined entity is now referred to as “Powin Corporation.”  Immediately prior to the Merger, Exact underwent a 1:25 reverse stock split, bringing the number of shares outstanding in Exact to 5,223,027.  Pursuant to the Merger, Joseph Lu (the sole shareholder of Powin prior to the Merger) received 150,000,000 shares of the Company’s common stock in exchange for 1,000 shares of Powin’s no-par value stock.  The combination of Exact ID and Powin was classified for accounting purposes as a reverse merger with Powin acting as the acquirer.  Then Powin merged into Exact ID and Exact’s shares were then retained by Joseph Lu as consideration for the merger.

Exact Identification Corporation (“Exact”) was previously listed and traded on the OTC Bulletin Board under the symbol “EXCT”, although its registration was revoked in May 2008 due to delinquent filings.

Immediately prior to the Merger, Exact had no operations.

Exact was originally incorporated in Nevada on February 11, 1985 as “Global Technology Limited" (a wholly-owned subsidiary of XimberLey Corporation).  The name of the corporation was amended to “Advanced Precision Technology, Inc.” on April 11, 1988 pursuant to a plan of reorganization approved by the stockholders of XimberLey Corporation (a Utah corporation) into Advanced Precision Technology, Inc. (a Nevada corporation) with the surviving entity being Advanced Precision Technology, Inc.  The name of the corporation was again changed on December 1, 1992 to “UV Color Corporation” pending the approval and completion of a new plan of reorganization.  The plan was not completed and the name was changed back to “Advanced Precision Technology, Inc.” on July 9, 1994.  On April 10, 2002, the Company’s name was changed to “Exact Identification Corporation” through an Amendment to the Articles of Incorporation.  Since the Merger, the company’s name was changed to “Powin Corporation” and the company’s operations have consisted entirely of Powin’s business operations.

Business

Currently the company operates under four segments: OEM, Quality Bending and Fabrication Inc. (“QBF”), Powin Wooden and MACO Furniture, each are further explained below under "Principal Products."

Powin, an OEM, has very strong relationships with six plants located in The People’s Republic of China and one in Taiwan and coordinates all the manufacturing of over 2,000 products plus the coordination of all product shipments and delivery to its distribution channels.  However, the Company does not own the manufacturing facilities in China or Taiwan; it only facilitates the distribution and sale of the products it has manufactured.  Products include gun safes, outdoor cooking products, fitness and recreational equipment, truck parts, furniture and cabinets, plastic products and small electrical appliances.  Powin also manufacturers metal products in Tualatin, Oregon through its wholly owned subsidiary, QBF.

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

Furniture Manufacturing

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

New Operations

In 2010, the Company registered three new wholly owned subsidiaries (segments), Channel Partner Program, Inc. (CPP), Powin Renewable Energy Resources, Inc. (PRER) and Gladiator Fitness and Outdoor Products, Inc. (Gladiator), each showing strong potential for additional sales.

•

Channel Partner Program (CPP) will allow U.S. manufacturers to introduce and distribute their products via e-commerce channels into China’s vast, and fast-growing consumer marketplace.  Products can be reviewed, tested and launched in as little as 90 days.  CPP provides a low risk, high-potential option for U.S. manufacturers hoping to enter the Chinese market and expand the sale of their products.  CPP takes advantage of the Company’s relationships with select Chinese banks and TV infomercial outlets.  The Company estimates there are 87.5 million qualified consumers within these targeted channels.  CPP assists with product review, helping companies identify and overcome potential language, cultural or practical barriers to the marketing of their products in China.  Products are then test-marketed within selected sales channels on a limited scale, consumer feedback is collected and analyzed for the client.  If sales results are positive, the U.S. manufacturer may enter an agreement with CPP to develop a marketing plan and provide full-scale operations support in China, including warehousing, logistics, customs, compliance, order fulfillment and customer service.  The customer provides the inventory, pricing, warranty and return policies and marketing material and pays the shipping costs from the U.S. to China.

•

Powin Renewable Energy Resources, Inc. (PRER) will be offering OEM services to suppliers of products in the green renewable energy market.  In addition, PRER will offer a complete turnkey line of renewable energy products such as LED lighting and fixtures, wind turbines, solar panels and lithium batteries for storage and backup.  The Company’s management believes the time is right to launch its renewable energy program, taking advantage of its strong relationships, research, development and engineering teams developed in the U.S., China and Taiwan over the past 20 years.  PRER attended the American Wind Energy Association's (AWEA), product show held in Portland, Oregon's Convention Center, December 7th – 9th, 2010, which promoted renewable energy products for residential, commercial and small business applications.  PRER’s participation at the AWEA show was well received by both the public and the other participating exhibitors.  Further, the Company’s prior analysis of the market for renewable energy products already being manufactured by the Company showed a strong business opportunity, with U.S. sales in 2008 reported at approximately $42 million dollars, increasing in 2009 to approximately $77 million dollars (a 45% increase in sales), and projected to increase 25 to 30% annually through 2015.

•

Gladiator Fitness & Outdoor Products, Inc. (Gladiator), will be manufacturing and distributing low to middle market fitness equipment such as weight benches, treadmills and exercise bikes.  Management believes with its 20 past years designing, engineering, manufacturing and distributing these products, it possesses the capability to launch its own line of fitness equipment.

Distribution Methods

Manufactured products are distributed according to the customers’ specifications.  Delivery is typically made directly to the customer from the factories.

Competition

There are several companies within the United States that provide distribution services and the coordination of the manufacturing of products in China.  The main competitors for Powin, however, come from the Chinese manufacturers themselves, and customers who decide to go straight to the Chinese manufacturers to get their products made.

The industry within the United States includes several companies that provide worldwide sourcing for American companies.  Powin, along with its U.S.-based competitors handle the logistics of the coordination of the manufacturing of the products from concept to delivery.  Powin also coordinates the shipment of the products to the customer or the end customers.

Many of these companies offer additional services, such as design improvements and product re-engineering to enhance the products or the customer’s profitability.

The industry can distribute and coordinate the manufacturing of a variety of products from many product materials including metals, plastics, glass or wood.

Licenses, concessions, royalty agreements or labor contracts

The Company’s licenses consist of the normal state, county and city licenses required in the normal course of doing business.  The Company does not typically enter into written agreements or licenses with its customers, which is common in the industry. However, in November 2010 the Company entered into a Royalty Agreement for the rights to manufacture, sell and distribute a Rollable Plant Support product, to be sold primarily to Costco with a $4.00 royalty to be paid on each product sold. December 2010 was the first month of sales of the product, and the royalty accrued was $62,832 for the year ended 2010.

Government Approval and Regulation

There are no principal products or services which require government approval as all of the Company’s principal products and services comply with government regulations.

Effect of Existing Governmental Regulation on our Business

The effect of existing governmental regulation on our business has been that we cannot proceed with cast-iron construction products do to the government’s anti-dumping rule.  Additionally, government regulation will bring up trade issues that may be difficult to deal with.  There were twenty-two items which were identified in 2008 that were targeted for increased tariffs, of which nineteen were Chinese products.  However, most of these were food-related products, and so the effect on Powin was minimal, although the wooden furniture imported from China is now subject to a nine percent (9%) tariff.  Currently all of the wood furniture being built for Maco Furniture is being manufactured in China and is subject to the current tariffs.

We continue to monitor the changing governmental regulations so our business can comply with all rules and regulations.

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

We continue to monitor the changing environmental laws so our business can comply with all rules and regulations.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding manufacturing trends in the United States and China.  In addition, manufacturing spending generally tends to decrease during January and February each year due to the Chinese Lunar New Year holiday.  We believe we will also experience a slight decrease in revenues during the hot summer months of July and August each year, when there is a relative slowdown in overall commercial activity in urban areas within China.  Furthermore, due to ever-fluctuating pricing on commodities, inputs and other raw materials and given the unpredictable economic climate, it is difficult to forecast with any amount of certainty our quarterly operating results.  As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that are likely to cause our operating results to fluctuate, such as the seasonality of manufacturing spending in China, a deterioration of economic conditions in China and potential changes to the regulation of the manufacturing industry in China is discussed elsewhere in this document. Additionally, some of the outdoor products manufactured and distributed by the Company focus on a release in time for the summer season.  Fitness products are primarily shipped out in September and October for distribution over the holiday season and at the beginning of each year. If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

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

Our future success is dependent upon the continued service of Joseph Lu our founder, Chairman and Chief Executive Officer.  We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, many of our clients and landlords and property managers of the locations in our network.  We do not maintain key-man life insurance for Mr. Lu or other key employees.  If he is unable or unwilling to continue in his present position or if he joins a competitor or forms a competing company, we may not be able to find a suitable replacement expeditiously or at all.  As a result, our business and growth prospects may be severely disrupted if we lose his services.

However, in 2010 the board of director and the Company's management realizing that the Company cannot continue to be totally dependent on one individual, and under the direction of Joseph Lu, initiated a program which the Company would move away from total dependency on one individual to assure the future success of the Company.  The Company has various individuals in key management positions with 12 and 15 years experience working for the Company and with Mr. Lu, with strong ties and histories with all the Company's vendors and customers, has strong historical knowledge on all the Company's products, their design and engineering requirements and possessing business management degrees, will be looked at to take further leadership roles .  Further, as the company continues to grow, management will seek individuals to fill key management positions that possess the educational, work history, work ethic and leadership skills to meet the position, but also individuals that are willing and desiring to move up in leadership within the Company.

(8)  We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

The Company’s management believes that its current policy with regards to managing the use of its cash coupled with its sentiment on not utilizing debt supports the expectation that cash flow from operations will be sufficient to meet anticipated cash needs, such as working capital and capital expenditures for the foreseeable future.  However, the Company may require additional cash and liquidity due to growth initiatives, changing business conditions and other future developments.  To meet potential needs, the Company may seek to sell additional equity but does not expect to issue debt securities or borrow from its credit facility to fulfill its capital needs.  The potential sale of additional equity securities could result in additional dilution to our existing shareholders however, the incurrence of indebtedness would result in increased debt service obligations and bind the Company to operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of alternative manufacturers; conditions of the U.S. and other capital markets in which we may seek to raise funds; our future results of operations, financial condition and cash flows; China governmental regulation of foreign investment in manufacturing services companies in China; economic, political, and other conditions in China; and China governmental policies relating to foreign currency borrowings.  As each of these uncertainties are concerning, the foreign currency exchange is particularly concerning given the state of the economy and any unforeseen government regulations from either China or the United States.  Accordingly, we will make every effort to keep up-to-date on the exchange and understand any regulation / economic condition that may affect the exchange.

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

We have historically relied on a combination of trademark and copyright law, trade secret protection and restrictions on disclosure to protect our intellectual property rights.  We enter into confidentiality and invention assignment agreements with all our employees.  We cannot assure you that these confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our proprietary technology will not otherwise become known to, or be independently developed by third parties.

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

We compete with other manufacturing companies in China and the United States.  We compete for manufacturing clients primarily on the basis of price, the range of services that we offer and our brand name.  Increased competition could reduce our operating margins and profitability and result in a loss of market share.  Some of our existing and potential competitors may have competitive advantages such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers, and others may successfully mimic and adopt our business model.  Moreover, increased competition will provide clients additional manufacturing service alternatives, which could lead to lower prices and decreased revenues, profit margins and net income. We cannot assure you that we will be able to successfully compete against new or existing competitors.

(11)  There may be deficiencies with our internal controls that require improvements, and we will be exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404a of the Sarbanes-Oxley Act of 2002.  Under the supervision and with the participation of our management, we have evaluated our internal controls system in order to allow management to report on  our internal controls, as required by Section 404a of the Sarbanes-Oxley Act.  We have performed the system and process evaluation and testing required in an effort to comply with the management certification requirements of Section 404a. As a result, we have incurred additional expenses and a diversion of management’s time.  If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

(12) Our customers could decide to deal directly with the factories and manufacturers in China

Our customers could decide to deal directly with the factories and manufacturers in China, thus eliminating the need for our services in the process.

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

China’s economy differs from the economies of most countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources.  While China’s economy has experienced significant growth over the past, growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us.  This may encourage foreign manufacturing companies with more experience, greater technological know-how and larger financial resources than we have to compete against us and limit the potential for our growth. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

(16)  China legal system embodies uncertainties which could limit the legal protections available to you and us.

China’s legal system is a civil law system based on written statutes. The overall effect of legislation over the past 26 years has significantly enhanced the protections afforded to various forms of foreign investment in China.  However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, since China’s administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation.  In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.  Accordingly, we cannot predict the effect of future developments in China’s legal system, particularly with regard to the manufacturing industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our suppliers.

(17)  If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase.

We generate a substantial portion or all our net income from our suppliers in China.  Our net income could be adversely affected by any change in the current tax laws of China.

(18)  China tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their China operations through their affiliates in the United States.

Our operations and transactions are subject to review by China tax authorities pursuant to relevant Chinese laws and regulations.  However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties.  For example, in the case of some of our future acquisitions of offshore entities that conduct their China operations through their affiliates in the United States, we cannot assure you that China tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where China tax authorities take the view that the previous taxable income of China affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid.  In the event that the sellers failed to pay any taxes required under China law in connection with these transactions, China tax authorities might require us to pay the tax, together with late-payment interest and penalties.

(19)  China rules on mergers and acquisitions may subject us to sanctions, fines and other penalties and affect our future business growth through acquisition of complementary businesses.

We cannot assure you that the relevant China government agency approval required for future business growth within China will be deemed legal.  We may face sanctions by China regulatory agencies.  In such event, this regulatory agency may impose fines and penalties on our operations in China, limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

The Company’s corporate headquarters is located at 6975 SW Sandburg Road, Ste. 326, Tigard, OR 97223, under lease for 2,089 square feet of office space for $3,133.50 per month.  In September 2009, the Company leased 431 square feet of additional office space for $711.00 per month.  Both leases expire September 30, 2011 and each has a clause for a sixty-day termination of the lease with proper notice.  The Company can renew into a one-year lease for an addition year.  The main telephone number is (503) 598-6659.

The Company’s QBF subsidiary is headquartered at 10005 S.W. Herman Road, Tualatin, OR 97062.  In November 2009 this facility was purchased by Powin Pacific Properties LLC, a company owned by Joseph Lu the CEO of Powin Corporation and is discussed further under Related Party Transactions below.  The space, totaling 38,623 square feet, is currently leased for $15,594 per month and the lease will expire November 30, 2014.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted several matters to a vote of security holders at the annual meeting of the stockholders of the Company on Wednesday, June 16, 2010 at the Best Western Northwind Inn & Suites including (i) the election of four directors to hold office until the 2011 Annual Meeting of Stockholders and until their successors are elected and qualified and (ii) the ratification of the appointment of Anton & Chia LLP as independent registered public accountant.  Both these measures passed by majority vote at the stockholders’ meeting. The results of the director nominees at that meeting were as follows:

Election of Director Nominees

Director	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Joseph Lu	155,618,402	0	100	0
Ronald Horne	155,617,202	0	1,300	0
Zaixiang (Fred) Liu	155,618,402	0	100	0
Ty Measom	155,618,402	0	100	0

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 31, 2010, the SEC approved the Company’s Form S-1, and the Company has filed a Form 15c211 and applied for and received a symbol on the OTC Bulletin Board.  The Company’s stock is traded under the symbol “PWON.OB.”  On December 22, 2010, the Company filed a Post-Effective Amendment to its Registration Statement on Form S-1, and this document was subsequently declared effective by the Securities and Exchange Commission on December 29, 2010. Our stock has been trading since September 30, 2010.  The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	0.55	0.19
September 30, 2010	0.11	0.11
June 30, 2010	n/a	n/a
March 31, 2010	n/a	n/a
Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	n/a	n/a
September 30, 2009	n/a	n/a
June 30, 2009	n/a	n/a
March 31, 2009	n/a	n/a

The Company’s common stock is subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule.  This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system.  The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

On March 18, 2011, the shareholders’ list of our common shares showed 529 registered shareholders and 161,980,871 shares outstanding.

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

In December 2010, the Company issued 75,000 shares of Common stock to compensate its legal counsel, at $0.45 per share for its work at a total expense to Legal & Professional expense of $33,750 to the Company which is reflected in Stockholders’ Equity as an increase of Common Stock of $75 (par at $0.001 times shares issued of 75,000) and Additional Paid in Capital of $33,675.

In December 2010, the Company declared preferred stock dividends.  The Company accrued a total of 328 preferred stock dividends at $100 par value and a $32,800 increase to Preferred Stock.  All preferred stock dividends were issued to the preferred stockholders on December 30, 2010.

Equity Compensation Plan Information

In February 2010, the Company agreed to issue 10,000 shares to an employee as a signing bonus.  Those shares were issued on December 27, 2010.  The shares have no vesting and the Company recorded compensation expense of $4,500 for the year ended December 31, 2010.

In June 2010, 1,000,000 Common shares was issued to an Officer of the Company as a one-time Bonus incentive to encourage long-term employment.  The shares have no vesting and the Company recorded compensation expense of $15,000 for the year ended December 31, 2010.  Currently the Company does not have any formal stock option or equity compensation plans or arrangements.

In June 2010, the Company issued 45,000 Common shares to its Board of Director for their services on the board at $0.015 per share recording an expense of $675 and is reflected in Stockholders’ Equity as an increase of Common Stock of $45 (par at $0.001 times shares issued of 45,000), and Additional Paid in Capital of $630.  Two directors received 10,000 shares each, 5,000 for the quarter ended March 31, 2010 and 5,000 for the quarter ended June 30, 2010.  One director received 20,000 shares, 10,000 shares for the third and fourth quarters of 2009 not previously issued, 5,000 shares for the quarter ended March 31, 2010 and 5,000 shares for the quarter ended June 30, 2010.  One director received 5,000 shares for the quarter ended June 30, 2010. One director received 20,000 shares, 10,000 shares for the third and fourth quarters of 2009 not previously issued, 5,000 shares for the quarter ended March 31, 2010 and 5,000 shares for the quarter ended September 30, 2010. One director received 5,000 shares for the quarter ended September 30, 2010.

In September  2010, the Company issued 20,000 Common shares to its Board of Director for their services on the board at $0.11 per share recording an expense of $2,200 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $2,180.  Each of the four Directors serving on the Board of Directors received 5,000 for a total of 20,000 shares issued.

In December 2010, the Company issued 20,000 Common shares to its Board of Director for their services on the board at $0.45 per share recording an expense of $9,000 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $8,980.  Each of the four Directors serving on the Board of Directors received 5,000 for a total of 20,000 shares issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2010.

ITEM 6.      SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reported in thousands except for earnings per share

	December 31,	December 31,
	2010	2009
STATEMENT OF OPERATIONS DATA
Net sales	$48,441.5	$36,910.7
Cost of goods sold	42,461.3	32,332.4
Gross profit	5,980.2	4,578.3
Selling, general & administrative expenses	4,410.6	3,694.9
Operating income	1,569.6	883.4
Other income (expense) – net	(45.9)	26.5
Income tax provision (benefit)	479.2	(279.2)
Net income attributable to Powin Corporation stockholders	$1,044.5	$1,189.1

EARNINGS PER SHARE
Net income attributable to Powin Corporation stockholders per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average shares outstanding
Basic	161,233,646	159,553,274
Diluted	173,397,404	171,590,432

BALANCE SHEET DATA
Cash and cash equivalents	$3,356.5	$1,340.4
Accounts receivable	$5,036.7	$6,931.5
Working capital	$6,484.1	$5,367.9
Total assets	$13,048.0	$12,782.9
Total liabilities	$5,469.4	$6,324.4
Equity	$7,578.6	$6,458.5

OTHER DATA
Cash flow provided by (used in)
Operating activities	$3,038.2	$625.2
Investing activities	$(372.2)	$(19.2)
Financing activities	$(650.0)	$(566.6)
Depreciation and amortization	$368.2	$287.0

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operation

The following is a discussion and analysis of the Company’s operations for the year ended December 31, 2010, and the factors that could affect our future financial condition and plan of operation.

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

Results of Operations

Fourth quarter ended December 31, 2010

The following table set forth the Company’s results of operations for each of the four quarters ended March 31, June 30, September 30, and December 31, 2010, respectively, in dollars and percent of sales revenue.

For the quarters ended 2010

(in Thousands)

	Mar. 31,	% Sales	Jun. 30,	% Sales	Sept. 30,	% Sales	Dec. 31,	% Sales	TOTAL	% Sales

Sale Net	$9,856.1	100.0%	$14,550.2	100.0%	$15,086.5	100.0%	$8,948.7	100.0%	$48,441.5	100.0%

Cost of Sales	8,679.6	88.1%	12,891.2	88.6%	13,359.2	88.6%	7,531.3	84.2%	42,461.3	87.7%

Gross Profit	1,176.5	11.9%	1,659.0	11.4%	1,727.3	11.4%	1,417.4	15.8%	5,980.2	12.3%

Operating Expenses	949.2	9.6%	1,014.8	7.0%	1,135.0	7.5%	1,311.6	14.7%	4,410.6	9.1%

Operating Income	227.3	2.3%	644.2	4.4%	592.2	3.9%	105.9	1.2%	1,569.6	3.2%

Other Income / (Expense)	(13.0)	-0.1%	(10.2)	-0.1%	4.3	0.0%	(27.0)	-0.3%	(45.9)	-0.1%

Income Before Income Taxes	214.3	2.2%	634.0	4.4%	596.5	4.0%	78.9	0.9%	1,523.7	3.1%

Income Tax (Benefit)	90.0	0.9%	195.1	1.3%	254.5	1.7%	(60.5)	-0.7%	479.2	1.0%

Net income	$124.3	1.3%	$438.9	3.0%	$341.9	2.3%	$139.4	1.6%	$1,044.5	2.2%

The Company’s 2010 fourth quarter sales, which are generally the worst quarter for sales for the Company, were down from each of the first three quarters; however sales were up approximately $1.4 million or 18.2% from the same quarter of 2009, giving management continued optimism that sales will continue to rebound from the low sales the Company experienced in 2009 and 2008, as customers have restored inventories to levels higher than the prior year to meet increased sales demand during 2010.

Cost of sales for the fourth quarter 2010 was approximately $629,000 over the same quarter of 2009, but as a percent of sales, cost of sales were 84.2% compared to 91.1% for the same quarter in 2009, and down 4.2 points from the first three quarters average of 88.4%, which management contributes to its year long program of controlling costs and improve efficiencies in all segments of its operations, with the greatest improvement achieved in the company's QBF segment, improving from its 2009 cost of sales of 122% to 92% in 2010.

Operating expenses are down in the fourth quarter 2010 approximately $327,000 or 19.9% from the same quarter of 2009, primarily due to management discretionary bonuses awarded only during the fourth quarter 2009 of $300,500.  The company began awarding discretionary bonuses on a quarterly basis in 2010, which reduced the fourth quarter impact of the previous year.

The following tables set forth key components of the Company’s results of operations for the three-months ended December 31, 2010 and 2009, in dollars of sales revenue and key segments of its revenue.

For the three-months ended December 31, 2010

	OEM	QBF	Wooden	Maco	CPP	PRER	Gladiator	Consolidated

Sales	7,481,133	1,127,743	130,290	83,946	34	125,585	-	8,948,731
Cost of Sales	6,470,884	902,540	-	68,713	45	89,103	-	7,531,285
Gross Profit	1,010,249	225,203	130,290	15,233	(11)	36,482	-	1,417,446
Operating Expense	635,645	312,183	122,533	66,538	45,774	122,142	6,748	1,311,563
Other Income (Expense)	(12,135)	(13,669)	-	(1,160)	-	-	-	(26,964)
Income (Loss) before Income Tax	362,469	(100,649)	7,757	(52,465)	(45,785)	(85,660)	(6,748)	78,919
Income Tax on Consolidated Income								(60,476)
Consolidated Net Income								139,395

For the three-months ended December 31, 2009

	OEM	QBF	Wooden	Maco	CPP	PRER	Gladiator	Consolidated

Sales	6,941,095	433,852	134,693	64,325	-	-	-	7,573,965
Cost of Sales	5,790,982	1,045,066	50,185	15,611	-	-	-	6,901,844
Gross Profit	1,150,113	(611,214)	84,508	48,714	-	-	-	672,121
Operating Expense	1,373,658	167,082	21,825	75,710	-	-	-	1,638,275
Other Income (Expense)	28,779	(38,351)	-	(10,285)	-	-	-	(19,857)
Income (Loss) before Income Tax	(194,766)	(816,647)	62,683	(37,281)	-	-	-	(986,011)
Income Tax on Consolidated Income								(1,067,991)
Consolidated Net Income								81,980

The following tables set forth key components of the Company’s results of operations for the year ended December 31, 2010 and 2009, in dollars of sales revenue and key segments of its revenue.

For the year ended December 31, 2010

	OEM	QBF	Wooden	Maco	CPP	PRER	Gladiator	Consolidated

Sales	43,185,366	4,137,085	565,772	427,617	34	125,585	-	48,441,459
Cost of Sales	38,209,843	3,806,159	-	356,118	45	89,103	-	42,461,268
Gross Profit	4,975,523	330,926	565,772	71,499	(11)	36,482	-	5,980,191
Operating Expense	3,032,177	421,981	378,685	403,101	45,774	122,142	6,748	4,410,608
Other Income (Expense)	(17,060)	(22,746)	-	(6,057)	-	-	-	(45,863)
Income (Loss) before Income Tax	1,926,286	(113,801)	187,087	(337,659)	(45,785)	(85,660)	(6,748)	1,523,720
Income Tax on Consolidated Income								479,218
Consolidated Net Income								1,044,502

Inventory	918,496	1,163,815	-	299,522	516	64,470	-	2,446,819
Property and Equipment - Net	440,285	610,667	21,290	10,104	-	-	-	1,082,346

For the year ended December 31, 2009

	OEM	QBF	Wooden	Maco	CPP	PRER	Gladiator	Consolidated

Sales	34,316,709	1,765,643	706,319	122,037	-	-	-	36,910,708
Cost of Sales	29,606,602	2,161,588	468,801	95,374	-	-	-	32,332,365
Gross Profit	4,710,107	(395,945)	237,518	26,663	-	-	-	4,578,343
Operating Expense	2,966,318	356,030	69,456	303,058	-	-	-	3,694,862
Other Income (Expense)	40,968	(14,443)	-	-	-	-	-	26,525
Income (Loss) before Income Tax	1,784,757	(766,418)	168,062	(276,395)	-	-	-	910,006
Income Tax on Consolidated Income								(279,248)
Consolidated Net Income								1,189,254

Inventory	1,019,208	931,708	-	394,631	-	-	-	2,345,547
Property and Equipment - Net	660,658	411,896	6,038	2,382	-	-	-	1,080,974

Consolidated net revenues for the year ended December 31, 2010 increased approximately $11.5 million or 31.2% over the same period of 2009.  The Company’s OEM segment net revenues increased approximately $8.9 million or 25.8%, the QBF segment net revenues increased approximately $2.4 million or 134.3%, the Wooden segment net revenues decreased approximately $141,000  or 19.9%, the Maco segment net revenues increased approximately $306,000 or 250.4%, and the company realized an additional $126,000 in new net revenues from new segments created in 2010.  Management believes the OEM increase in net revenues is related strictly to the economic rebounding impacting the whole U.S. economy and management is very optimistic that the OEM business will continue to improve in the coming year 2011 (which is further discussed below under Year 2011 Outlook). The Company’s QBF segment realized net revenue increases because its primary customer increased its requirements and orders to fulfill its own manufacturing processes also due to the improvements in the economy, and management is seeing activity and projections from this same primary QBF customer suggesting that in year 2011 QBF will see continued improvements in its net revenues.  The Wooden segment net revenues decreased primarily due to a selling off its cabinet inventory at a reduced price in late 2009 and early 2010 because management was seeing little activity; however, the segment’s facility is being used to provide warehousing services.  The Maco segment net revenues increased primarily due to investments by the Company in this segment’s sales and marketing program and trade show participation.  The new segments are discussed further under Year 2011 Outlook.

Consolidated cost of sales, increased approximately $10.1 million or 31.3% for the year ended December 31, 2010, when compared with the same period of 2009.  However, as a percent of sales, cost of sales are 87.7% for the year ended December 31, 2010, compared to 87.6% for the same period in 2009, demonstrating management’s commitment in controlling these costs.

Consolidated gross profits increased approximately $1.4 million or 30.6% when compared to the same period of 2009.  However, as a percent of sales, consolidated gross profit was 12.3% for the year ended December 31, 2010, compared to 12.4% for the same period of 2009.

Consolidated operating expenses for the year ended December 31, 2010, increased approximately $716,000 or 19.4% over the same period of 2009, primarily due to personnel increases within the Company’s Sales and Marketing, Accounting and IT Management departments, and in Professional services as the company has increased its use of professional companies in its plans to increase operations in China, Mexico and the Republic of South Africa.  As a percent of net revenues, operating expenses for the year ended December 31, 2010, were 9.1% compared to 10.0% for the same period of 2009.  The following table is reflective of the changes in operating expenses in dollars and percent of change.

For the year ended December 30,

	2010	2009	Change	% Change

Salaries & Related	$2,644,859	$2,268,209	$376,650	16.6%
Advertising	64,952	88,860	(23,908)	-26.9%
Professional Services	837,712	571,913	265,799	46.5%
All Other	863,085	765,880	97,205	12.7%
Total	$4,410,608	$3,694,862	$715,746	19.4%

For the year ended December 31, 2010, the Company earned net income of approximately $1.0 million, had positive cash flows from operations of approximately $3.0 million, compared to net income of approximately $1.2 million and positive cash flows from operations of approximately $625,000 for the same period of 2009.

Liquidity and Capital Resources

The Company has financed its operations over the years principally through cash generated from operations and liquidity from available borrowings.  For the year ended December 31, 2010, cash provided by operating activities was approximately $3.0 million compared to approximately $625,200 for the same period of 2009.  Cash used for investing activities was approximately $372,200 during the year ended December 31, 2010, to replace and add office computers and manufacturing equipment, compared to approximately $19,200 used in the same period of 2009.  Cash used during the year ended December 31, 2010 for financing activities include net repayments of $650,000 toward the Company’s existing bank credit lines, compared to cash used in 2009 for net repayments of $456,700 toward the Company’s existing bank credit lines and $109,800  for payment of a related party stockholder loan.

The ratio of current assets to current liabilities is 2.19 at December 31, 2010 compared to 1.85 at December 31, 2009.  Quick liquidity (current assets less inventory divided by current liabilities) was 1.53 at December 31, 2010 and 1.31 at December 31, 2009.  At December 31, 2010, the Company had working capital of approximately $6.5 million compared with working capital at December 31, 2009 of approximately $5.4 million.  Trade receivables at December 31, 2010 had 45 days average collection period compared to 71 days at December 31, 2009.

The Company and its subsidiary, QBF, on March 2, 2010 terminated two short term lines of credit with a bank with maximum borrowing capacities available at December 31, 2009 of $1,000,000 and $650,000, respectively.  On March 2, 2010, the Company entered into a single short term line of credit with a bank with a maximum borrowing of $1,750,000.  The maturity date for the Company’s new line of credit is March 1, 2011.  The line of credit is secured by all receivables, inventory and equipment, but, unlike the previous two lines of credit the new line is not personally guaranteed by the Company’s majority stockholder.  Interest is the prime rate plus one-half point and is 3.75% at December 31, 2010.  Interest on the prior lines of credit were, 4% for the Company and 4% for QBF.  The Company’s line of credit outstanding balances at December 31, 2010 and 2009 were zero and $650,000, respectively.  On February 25, 2011, the Company signed a two month extension to its line of credit as it is currently renegotiating its banking and credit facilities.

The Company’s line of credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens, except for trade debt incurred in the normal course of business.  The restrictions are: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of: current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At December 31, 2010 the Company was in compliance with all the covenants set forth in this paragraph.

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

The Company’s management believes that its current policy with regards to managing the use of its cash coupled with its sentiment on not utilizing debt supports the expectation that cash flow from operations will be sufficient to meet anticipated cash needs, such as working capital and capital expenditures for the foreseeable future. However, the Company may require additional cash and liquidity due to growth initiatives, changing business conditions and other future developments.  To meet potential needs, the Company may seek to sell additional equity but does not expect to issue debt securities or borrow from its credit facility to fulfill its capital needs.  The potential sale of additional equity securities could result in additional dilution to our existing shareholders however, the incurrence of indebtedness would result in increased debt service obligations and bind the Company to operating and financing covenants that would restrict our operations and liquidity.

The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of alternative manufacturers; conditions of the U.S. and other capital markets in which we may seek to raise funds; future results of operations, financial condition and cash flow.  Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, or if at all.  Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

Year 2011 Outlook

The Company’s year ends on December 31st of each calendar year.  For 2011, Management believes the Company’s OEM segment will acquire and develop new opportunities for further product offerings to new customers as the sales and marketing program developed in 2010 for QEM is helping the segment gain market share.  Additionally, in April 2010, the Company began the process of registering itself in the Republic of South Africa, so that the Company could open a branch office in that country.  The branch office will be responsible for identifying and pursuing new customer opportunities to further the Company’s OEM services and to sell the Company’s products into the Republic of South Africa.  As of December 31, 2010, the Company has not received its registration approval but fully expects it in the first quarter of 2011.

Further, the Company registered three new wholly owned subsidiaries (segments) in 2010, Channel Partner Program, Inc. (CPP), Powin Renewable Energy Resources, Inc. (PRER) and Gladiator Fitness and Outdoor Products, Inc. (Gladiator), each showing strong potential for additional sales.

•

Channel Partner Program (CPP) will allow U.S. manufacturers to introduce and distribute their products via e-commerce channels into China’s vast, and fast-growing consumer marketplace.  Products will be reviewed, tested and launched in as little as 90 days.  CPP provides a low risk, high-potential option for U.S. manufacturers hoping to enter the Chinese market and expand the sale of their products.  CPP takes advantage of the Company’s relationships with select Chinese banks and TV infomercial outlets.  The Company estimates there are 87.5 million qualified consumers within these targeted channels.  CPP assists with product review, helping companies identify and overcome potential language, cultural or practical barriers to the marketing of their products in China.  Products are then test-marketed within selected sales channels on a limited scale, consumer feedback is collected and analyzed for the client.  If sales results are positive, the U.S. manufacturer may enter an agreement with CPP to develop a marketing plan and provide full-scale operations support in China, including warehousing, logistics, customs, compliance, order fulfillment and customer service.  The customer provides the inventory, pricing, warranty and return policies and marketing material and pays the shipping costs from the U.S. to China.

•

Powin Renewable Energy Resources, Inc. (PRER), will be offering OEM services to suppliers of products in the green renewable energy market.  In addition, PRER will offer a complete turnkey line of renewable energy products such as LED lighting and fixtures, wind turbines, solar panels and lithium batteries for storage and backup.  The Company’s management believes the time is right to launch its renewable energy program taking advantage of its strong relationships, research, development and engineering teams developed in the U.S., China and Taiwan over the past 20 years.  PRER attended the American Wind Energy Association's (AWEA), product show held in Portland, Oregon's Convention Center, December 7th – 9th, 2010, which promoted renewable energy products for residential, commercial and small business applications.  PRER’s participation at the AWEA show was well received by both the public and the other participating exhibitors.  Further, the Company’s prior analysis of the market for renewable energy products already being manufactured by the Company showed a strong business opportunity, with U.S. sales in 2008 reported at approximately $42 million dollars, increasing in 2009 to approximately $77 million dollars (a 45% increase in sales), and projected to increase 25 to 30% annually through 2015.

•

Gladiator Fitness & Outdoor Products, Inc. (Gladiator), will be manufacturing and distributing low to middle market fitness equipment such as weight benches, treadmills and exercise bikes.  Management believes with its 20 past years designing, engineering, manufacturing and distributing these products, it is time to launch its own line of fitness equipment.

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

Recently Adopted Accounting Pronouncements

Please see Note 2 of our financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

It is the opinion of management that the audited financial statements for the calendar year ended December 31, 2010 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

POWIN CORPORATION

Financial Statements

December 31, 2010 and 2009

POWIN CORPORATION

TABLE OF CONTENTS

December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

27

Consolidated Balance Sheets as of December 31, 2010 and 2009

            28

Consolidated Statements of Operations for the Years Ended

December 31, 2010 and 2009

29

Consolidated Statements of Equity for the Years Ended

December 31, 2010 and 2009

30

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2010 and 2009

31

Notes to the Consolidated Financial Statements

    32 – 48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Corporation.

We have audited the accompanying consolidated balance sheets of Powin Corporation (the "Company"), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powin Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California

March 18, 2011

POWIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	At	At
ASSETS	December 31, 2010	December 31, 2009

Current Assets
Cash	$3,356,460	$1,340,441
Trade accounts receivable, net of allowances for doubtful accounts	5,032,531	6,931,491
of $347,744 and $495,082, respectively
Other receivables	4,165	11,785
Inventory	2,446,819	2,345,547
Prepaid expenses	122,874	57,596
Deposits	361,501	375,213
Deferred tax asset	629,083	630,215

Total current assets	11,953,433	11,692,288

Intangible assets	12,176	9,588
Property and equipment, net	1,082,346	1,080,974

TOTAL ASSETS	$13,047,955	$12,782,850

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
Lines of credit	$-	$650,000
Trade accounts payable	4,852,819	5,203,573
Accrued payroll and other accrued liabilities	616,560	470,828

Total current liabilities	5,469,379	6,324,401

Stockholders' equity
Preferred stock, $100 par value, 25,000,000 shares
Authorized; 5,660 and 5,027 shares issued and outstanding, respectively	566,000	502,700
Common stock, $0.001 par value, 600,000,000 shares
Authorized; 161,980,879 and 160,585,879 shares issued and outstanding, respectively	161,981	160,586
Additional paid-in capital	8,852,130	8,841,200
Accumulated deficit	(2,001,535)	(3,046,037)

Total stockholders' equity	7,578,576	6,458,449

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$13,047,955	$12,782,850

The accompanying notes are an integral part of these financial statements.

POWIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December	For the year ended December
	31, 2010	31, 2009

Sales- net	$48,441,459	$36,910,708

Cost of sales	42,461,268	32,332,365

Gross profit	5,980,191	4,578,343

Operating expenses	4,410,608	3,694,862

Operating income	1,569,583	883,481

Other income (expense)
Other income	17,677	89,342
Interest – net	(7,324)	(22,090)
Gain (loss) on sales of assets	-	1,500
Miscellaneous expenses	(56,216)	(42,227)

Total other income (expense)	(45,863)	26,525

Income before income taxes	1,523,720	910,006

Income taxes	479,218	(279,248)

Net income	$1,044,502	$1,189,254

Earnings per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average shares
Basic	161,233,646	159,553,274
Diluted	173,397,404	171,590,432

The accompanying notes are an integral part of these financial statements

POWIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at 12/31/2008	4,14 2	$414,200	158,595,099	$158,595	$8,902,891	$(4,235,291)	$5,240,395
Accounting adjustment	-	-	70,780	71	(71)	-	-
Preferred dividends declared	885	88,500	-	-	(88,500)	-	-
Share based compensation	-	-	1,620,000	1,620	22,680	-	24,300
Shares issued for services	-	-	300,000	300	4,200	-	4,500
Net Income	-	-	-	-	-	1,189,254	1,189,254
Balance at 12/31/2009	5,027	$502,700	160,585,879	160,586	8,841,200	(3,046,037)	6,458,449
Preferred dividends declared	633	63,300	-	-	(63,300)	-	-
Share based compensation	-	-	1,095,000	1,095	54,975	-	56,070
Shares issued for services	-	-	300,000	300	19,255	-	19,555
Net income	-	-	-	-	-	1,044,502	1,044,502
Balance at 12/31/2010	5,660	$566,000	161,980,879	$161,981	$8,852,130	$(2,001,535)	$7,578,576

The accompanying notes are an integral part of these financial statements

POWIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,044,502	$1,189,254
Adjustments to reconcile net income to net cash Provided by (Used) in operating activities
Depreciation and amortization	368,241	286,969
Shares issued for service	19,555	4,500
Share based compensation	56,070	24,300
Provision for doubtful accounts	1,338	245,082
Changes in operating assets and liabilities
Trade accounts receivable	1,897,622	238,784
Other receivables	7,620	81,960
Inventories	(101,272)	(951,256)
Prepaid expenses	(65,278)	26,682
Deposits	13,712	(366,518)
Trade accounts payable	(350,754)	134,890
Accrued payroll and other liabilities	145,731	156,491
Deferred taxes	1,132	(445,923)

Net cash provided by operating activities	3,038,219	625,215

INVESTING ACTIVITIES
Acquisition of intangible assets	(2,588)	(9,588)
Capital expenditures	(369,612)	(9,600)

Total cash flows (used) in investing activities	(372,200)	(19,188)

FINANCING ACTIVITIES
Net payments under line-of-credit	(650,000)	(456,700)
Net proceeds (payments) from stockholder	-	(109,882)

Net cash flows used in financing activities	(650,000)	(566,582)

Net increase (decrease) in cash	2,016,019	39,445

Cash at beginning of period	1,340,441	1,300,996

Cash at end of period	$3,356,460	$1,340,441

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$7,391	$22,822

The accompanying notes are an integral part of these financial statements

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Powin Corporation (the “Company” and/or “Powin”) has relationships with various manufacturers in China that manufacture a variety of products for distribution in the United States of America.  The Company’s client base includes distributors in the transportation, medical, sports, camping, fitness, and packaging and furniture industries.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Net assets of foreign operations accounted for less than 1 percent of total net assets in 2010 and 2009.

In April 2006, the Company purchased the equipment of Quality Bending and Fabrication, LLC (“QBF”) in exchange for $1,500,750 in cash.  The acquisition of QBF was made to expand the Company’s operations and diversify its industrial base for future growth.

In October 2007, the Company purchased the equipment of Maco Wood Products, Inc. in exchange for $11,200 in cash.  The acquisition of Maco Wood Products was made to expand the Company’s operations and industrial base for future growth with further diversification of its product lines.  Assets obtained from this acquisition are being used by the Company’s wholly-owned subsidiary, Powin Wooden Product Service, Inc.

On July 8, 2008, Powin’s shareholder approved an agreement with Exact Identification Corporation whereby it was agreed that the Company would merge with and into Exact Identification Corporation (the “Merger”) in order to combine efforts and maximize company growth.  July 8, 2008 is the official date the reverse recapitalization was consummated.  The Articles of Merger were filed with the State of Nevada on August 21, 2008.  As a result of this transaction, the Company has merged with and into Exact Identification Corporation.  A name change was also filed in connection with the Articles of Merger on August 21, 2008, and the combined entity is now referred to as “Powin Corporation.”  Immediately prior to the Merger, Exact underwent a 1:25 reverse stock split, bringing the number of shares outstanding in Exact to 5,223,027.  Pursuant to the Merger, Joseph Lu (the sole shareholder of Powin prior to the Merger) received 150,000,000 shares of the Company’s common stock in exchange for 1,000 shares of Powin’s no-par value stock.  The combination of Exact ID and Powin was classified for accounting purposes as a reverse merger with Powin acting as the acquirer.  Then Powin merged into Exact ID and Exact’s shares were then retained by Joseph Lu as consideration for the merger. For accounting purposes, Powin Corporation was the acquiring entity.

During the third quarter 2009, the Company’s management made the decision to sell off the last remaining inventory of its Wooden segment in order to turn the warehouse facilities into warehousing services to support the Company’s other segment’s customers.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Quality Bending and Fabrication, LLC , Powin Wooden Product Service, Inc.  Channel Partner Program (“CPP”), Powin Renewable Energy Resources, Inc. (“PRER”) and Gladiator Fitness and Outdoor Equipment, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.   At December 31, 2010 and 2009, the Company had no cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Bad debt expense for the years ended December 31, 2010 and 2009 was $1,338 and $245,082, respectively.

Inventory

Inventory is valued at the lower of cost or market with cost being determined on a first-in, first-out basis.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. They are reviewed for impairment if indicators of potential impairment exist. Capitalized patent costs represent legal fees associated with filing and maintaining a patent application for the Company’s U-Cube product. The Company accounts for its patents in accordance with ASC 350-30 and ASC 360.

The Company did not record amortization during the years ended December 31, 2010 and 2009, as the costs are related to patent applications that are in process.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial reporting and income tax purposes, the costs of property and equipment are depreciated and amortized over the assets estimated useful lives, using principally the straight-line method for financial reporting purposes and an accelerated method for income tax purposes.  Costs associated with repair and maintenance of property and equipment are expensed as incurred.  Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy could result in actual useful lives differing from the Company’s estimates.  In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

The Company depreciates property and equipment over the following estimated useful lives:

Building

39 years

Manufacturing Equipment

7-15 years

Office Equipment & Computers

3-5 years

Autos

5-7 years

Impairment of Long-Lived and Intangible Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on discounted cash flows and, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Considerable management judgment is necessary to estimate the fair value of the Company’s long lived assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that the long-lived assets included in the consolidated balance sheets were not impaired.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Most of the Company’s products are imported from China and shipped directly to the customer either FOB Port of Origin or FOB Shipping Destination U.S.  If the product is shipped FOB Port of Origin revenue is recognized at time of delivery to the Company’s representative in China, when the proper bills-of-lading have been signed by the customer’s agent and ownership passed to the customer.  For product shipped FOB Shipping Destination U.S., revenue is recognized when product is off-loaded at the U.S. Port of Entry and delivered to the customer, when all delivery documents have been signed by the receiving customer, and ownership has passed to the customer.  For product shipped directly to the Company’s warehouse or manufactured by the Company in the U.S. and then shipped to the customer, revenue is recognized at time of shipment as it is determined that ownership has passed to the customer at shipment and revenue is recognized.  The Company considers the terms of each arrangement to determine the appropriate accounting treatment.  Amounts billed to customers for freight and shipping are classified as revenue.

For orders placed by a customer needing customized manufacturing, the Company requires the customer to issue its signed purchase order with documentation identifying the specifics of the product to be manufactured.  Revenue is recognized on customized manufactured products at completion and shipment of the product.  If the customer cancels the purchase order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized.  Orders canceled after shipment are fully invoiced to the customer and revenue is recognized.

Cost of Goods Sold

Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Advertising

The Company expenses the cost of advertising as  incurred.  For the years ended December 31, 2010 and 2009, the amount charged to advertising expense was $64,952 and $88,860, respectively.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Additionally, the Company uses tax planning strategies as a part of its tax compliance program. Judgments and interpretation of statutes are inherent in this process.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

Prior to July 8, 2008, the Company had elected under the Internal Revenue Code to be taxed as an S Corporation.  In lieu of corporation income taxes, the stockholder of an S Corporation is taxed on his proportionate share of the Company’s taxable income.  Due to the merger on July 8, 2008, the Company is now subject to Federal income tax.

Guarantees

The Company follows the provision of ASC 460-10 “Guarantees,” which clarifies the required disclosures to be made by a guarantor in their interim and annual consolidated financial statements about its obligations under certain guarantees that it has issued.  ASC 460-10 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken.  The provisions of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

Earnings Per Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted-average shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.  Please refer to Note 8 for further discussion.

Fair Value Measurements

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•

Level 1:  Observable inputs such as quoted prices in active markets;

•

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments.

The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

The guarantee is related to the fact that the Company is contingently liable as a commercial guarantor with respect to a promissory note of $3,975,000 entered into by an entity under common control for the purpose of financing the construction of the Company’s future headquarters. The term of the guarantee commenced from July 2009 through July 2011, with a renewal provision of 2 years. The Company has received no compensation for the guarantee and has not yet recorded any liabilities in regards to this guarantee.  Please refer to Note 7 for further discussion.

The carrying value of the Company’s unused line of credit for year ending December 31, 2010, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.

The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

Stock-Based Compensation

The Company measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date.  The cost of restricted stock awards is determined using the fair market value of our common stock on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model.  The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Forfeiture rates are estimated at grant-date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is currently effective and will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  FASB ASC No. 860 is currently effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This will not have an impact on the Company’s financial position, results of operations or cash flows

As of June 15, 2009 ASC No. 855 "Subsequent Events" (formerly FASB 165), establishes principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date. The latter event(s) are limited to certain event types that are outlined in their respective ASC. Certain events must be disclosed so as to not have financial statements that are misleading. For either situation management will evaluate and determine if there is a potential disclosure of the event(s) through the date the financial statements are issued.  The Company has performed an evaluation of subsequent events through March 1, 2011, which is the day the financial statements were available to be issued and there are no subsequent events to be disclosed.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  CONCENTRATIONS OF CREDIT RISK

At December 31, 2010, three customers accounted for 57 percent of the Company’s trade receivables.  At December 31, 2009, these same three customers accounted for 72 percent of the Company’s trade  receivables. Trade accounts receivable past due over 90 days at December 31, 2010 and 2009 were $407,971 and $570,511 respectively.  Management does not normally require collateral for trade accounts receivable.

In 2010, the Company purchased a substantial portion of its supplies and raw materials from three suppliers which accounted for approximately 65 percent of total purchases (three vendors accounted for 83 percent in 2008).  Further, in 2009 the Company has been required to make deposit payments to vendors for products being imported from Europe, at December 31, 2010 and 2009, deposits made were $352,161 and $369,409 respectively.

The Company places its cash with high credit quality financial institutions but retains a certain amount of exposure as cash is held primarily with two financial institutions and deposits are only insured to the Federal Deposit Insurance Corporation limit of $250,000 for each financial institution.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE 4:  INVENTORY

Inventory consisted of the following at December 31:

	at December 31,	at December 31,
	2010	2009
Raw Materials	$240,779	$278,921
Work in Progress	245,359	30,956
Finished Goods	1,960,681	2,035,670
	$2,446,819	$2,345,547

NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	at December 31,	at December 31,
	2010	2009
Furniture and fixtures	$6,772	$6,772
Vehicles	92,423	92,423
Equipment	2,258,998	1,921,761
Computers	31,745	22,198
Leasehold improvements	22,828	-
	2,412,766	2,043,154
Accumulation depreciation and amortization	(1,330,420)	(962,180)
Property and equipment - net	$1,082,346	$1,080,974

For the years ended December 31, 2010 and 2009, depreciation and amortization of property and equipment charged to operations was $368,241 and $286,969, respectively.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:  BANK LINES OF CREDIT

The Company and its subsidiary, QBF, on March 2, 2010 terminated their short-term lines of credit with a bank with maximum borrowings available at December 31, 2009 of $1,000,000 and $650,000, respectively. On March 2, 2010 the Company entered into a single short-term line of credit with a bank with maximum borrowing of $1,750,000.  The maturity date for the Company’s new line of credit is March 1, 2011.  The line of credit is secured by all receivables, inventory and equipment, but, unlike the previous lines-of-credit the  new line-of-credit is not personally guaranteed by the Company’s majority stockholder.  Interest is at the prime rate plus one-half point and currently is 3.75%.  Interest on the prior lines-of-credit was 4%.  The Company’s lines-of-credit outstanding balances at December 31, 2010 and 2009 were $0 and $650,000, respectively.

The Company’s line-of-credit is subject to restrictive and standard financial covenants.  The covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business.  The covenants also do not allow the Company to borrow money, including capital leases, sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged, loan, invest in or advance money or assets to any other person, enterprise or entity.  The financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At December 31, 2010 the Company was in compliance with all covenants.

NOTE 7:  COMMITMENTS

Operating Leases

The Company conducts its operations from leased and rented facilities.  The facilities leased require the Company to pay utilities and calls for a periodic adjustment to the minimum rental payments.  The facilities rented are on a month-to-month bases and may be canceled on thirty days notice.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2010 are as follows:

Years Ending

December 31,

Amount

2011

$

221,728

2012

187,128

2013

187,128

2014

155,940

$

751,924

The Company’s rent for the Powin Wooden and Maco segments is on a month-to-month basis.  The Company’s lease for the QBF segment expires on October 31, 2014.  The Company’s lease for the Powin (OEM) segment expires on September 30, 2011.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS (CONTINUED)

For the years ended December 31, 2010 and 2009, total rent and lease expense for all operating rents and leases aggregated $472,282 and $280,726, respectively.

Guarantees

As of December 31, 2010, the Company is contingently liable as a commercial guarantor with respect to a promissory note of $3,975,000 entered into by an entity under common control for the purpose of financing the construction of the Company’s future headquarters. The term of the guarantee commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantee, should the entity under common control fail to make their due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Company is required to make under the guarantees is $3,975,000.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. The Company did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2010, the Company has not recorded any liabilities under these guarantees.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: EARNINGS PER SHARE

Earnings per share at December 31, 2010 and 2009 are as follows:

For the Year Ended December 31, 2010
	Income	Shares	Per-Share
	Numerator	Denominator	Amount
Income	$1,044,502
Less: Preferred stock dividends	-

Basic EPS
Income available to common stockholders	$1,044,502	161,233,646	$0.01
Effect of dilutive securities
Warrants		11,031,758
Convertible preferred stock	-	1,132,000
Diluted EPS
Income available to common stockholders	$1,044,502	173,397,404	$0.01

For the Year Ended December 31, 2009
	Income	Shares	Per-Share
	Numerator	Denominator	Amount
Income	$1,189,254
Less: Preferred stock dividends	-

Basic EPS
Income available to common stockholders	$1,189,254	159,553,274	$0.01
Effect of dilutive securities
Warrants		11,031,758
Convertible preferred stock	-	1,005,400
Diluted EPS
Income available to common stockholders	$1,189,254	171,590,432	$0.01

NOTE 9:  CAPITAL STOCK

In June 2009, the Company declared preferred stock dividends.  The Company accrued a total of 595 dividends.  The dividends have been issued.

In June 2009, the Company issued bonuses of common stock to three employees, 400,000, 600,000 and 500,000 for a total of 1,500,000 common shares issued, with an expense of $22,500 to the Company.

In July 2009, the Company issued 150,000 shares of common stock to compensate a consulting firm for its work, with an expense of $2,250 to the Company.

In July 2009, the Company issued bonuses of common stock to two employees, 60,000 and 60,000 for a total of 120,000 common shares issued, with an expense of $1,800 to the Company.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: CAPITAL STOCK (CONTINUED)

In December 2009, the Company declared preferred stock dividends.  The Company accrued a total of 290 dividends.  The dividends have been issued.

In December 2009, the Company issued 150,000 shares of common stock to compensate a consulting firm for its work, with an expense of $2,250 to the Company.

In April 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $1,125 to the Company.

In June 2010, the Company declared preferred stock dividends.  The Company accrued a total of 305 dividends.  The dividends were issued in June 2010.

In June 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $1,125 to the Company.

In June 2010, the Company issued a bonus of 1,000,000 shares Common stock to Ronald Horne, with an expense to the Company of $15,000.

In June 2010, the Company issued 45,000 Common shares to its Board of Director for their services on the board, with an expense of $675 to the Company.

In September 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $8,250 to the Company.

In September 2010, the Company issued 20,000 Common shares to its Board of Director for their services on the board, with an expense of $2,200 to the Company.

In December 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $33,750 to the Company.

In December 2010, the Company issued 20,000 Common shares to its Board of Director for their services on the board, with an expense of $9,000 to the Company.

In December 2010, the Company issued a bonus of 10,000 shares Common stock with an expense to the Company of $4,500.

In December 2010, the Company declared preferred stock dividends.  The Company accrued a total of 328 dividends.  The dividends were issued in December 2010.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  BUSINESS SEGMENT REPORTING

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

A description of our operating segments as of December 31, 2010 and December 31, 2009, can be found below.

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

Maco:

All products are sold in North America and include bed frames, chests and night stands made of solid alder and pine woods.

CPP:

All services will be offered to manufactures and retailers in North America to open channels to sell their products in the China markets.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  BUSINESS SEGMENT REPORTING (CONTINUED)

PRER:

All products are sold in North America and include a complete turnkey line of clean technology and renewable energy products such as LED lighting and fixtures, wind turbines, solar panels and lithium batteries for storage and backup.

GLADIATOR:

All products are sold in North America and include fitness equipment such as weight benches, treadmills and exercise bikes.

	for the twelve-months ended December 31, 2010
	OEM	QBF	Wooden	Maco	CPP	PRER	Gladiator	Consolidated

Sales	43,185,366	4,137,085	565,772	427,617	34	125,585	-	48,441,459
Cost of Sales	38,209,843	3,806,159	-	356,118	45	89,103	-	42,461,268
Gross Profit	4,975,523	330,926	565,772	71,499	(11)	36,482	-	5,980,191
Operating Expense	3,032,177	421,981	378,685	403,101	45,774	122,142	6,748	4,410,608
Other Income (Expense)	(17,060)	(22,746)	-	(6,057)	-	-	-	(45,863)
Income (Loss) before Income Tax	1,926,286	(113,801)	187,087	(337,659)	(45,785)	(85,660)	(6,748)	1,523,720
Income Tax on Consolidated Income								479,218
Consolidated Net Income								1,044,502

Inventory	918,496	1,163,815	-	299,522	516	64,470	-	2,446,819
Property and Equipment - Net	440,285	610,667	21,290	10,104	-	-	-	1,082,346

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  BUSINESS SEGMENT REPORTING (CONTINUED)

	for the twelve-months ended December 31, 2009
	OEM	QBF	Wooden	Maco	CPP	PRER	Gladiator	Consolidated

Sales	34,316,709	1,765,643	706,319	122,037	-	-	-	36,910,708
Cost of Sales	29,606,602	2,161,588	468,801	95,374	-	-	-	32,332,365
Gross Profit	4,710,107	(395,945)	237,518	26,663	-	-	-	4,578,343
Operating Expense	2,966,318	356,030	69,456	303,058	-	-	-	3,694,862
Other Income (Expense)	40,968	(14,443)	-	-	-	-	-	26,525
Income (Loss) before Income Tax	1,784,757	(766,418)	168,062	(276,395)	-	-	-	910,006
Income Tax on Consolidated Income								(279,248)
Consolidated Net Income								1,189,254

Inventory	1,019,208	931,708	-	394,631	-	-	-	2,345,547
Property and Equipment - Net	660,658	411,896	6,038	2,382	-	-	-	1,080,974

NOTE 11:  RELATED PARTY TRANSACTIONS

The Company paid wages and bonuses of $450,900 and $517,679 to related parties during the years ended December 31, 2010 and 2009, respectively.

The facility rented by the Maco segments is owned by two of the Company’s major shareholders and their real estate company Powin Pacific Properties LLC.  Rent paid was $64,412 and $58,047 for the years ended December 31, 2010 and 2009, respectively.

In November 2009, the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC purchased the facility currently used by the Company’s QBF segment.  A five (5) year lease was signed between QBF Inc. and Powin Pacific Properties LLC effective November 1, 2009.  In November 2010, an addendum to the original lease was signed giving QBF additional space and increasing the monthly lease payments from $14,677 per month to $15,594.  Rent paid was $177,958 and $29,354 for the years ended December 31, 2010 and 2009, respectively.

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  INCOME TAX PROVISION

The provision for income taxes for December 31, 2010 and 2009 consists of the following:

Current	2010	2009

Federal	$376,377	$(228,986)
State	102,841	(50,262)

Provision for income taxes.	$479,218	$(279,248)

The major items that create the difference between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, 2010 and 2009 are the Company’s net operating loss carryforwards and tax credits.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset as of December 31, 2010 and 2009 were as follows:

	2010	2009
Current:
Deferred tax asset
Net operating losses	$547,900	$503,617
Property and equipment	(66,917)	(81,337)
Allowance for doubtful accounts	148,100	207,935
Total	$629,083	$630,215

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods and no valuation reserves have been provided. At December 31, 2010, the Company had state and foreign net operating loss carryforwards available to reduce taxable income, expiring at various dates from 2011 to 2028.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2010 and 2009.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence net operating losses. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2010 and 2009

POWIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  INCOME TAX PROVISION (CONTINUED)

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction       Open Tax Years

Federal             2009 – 2010

State                 2009 – 2010

The Company has a significant net operating loss carry forward as of December 31, 2010. However, the Company is limited in its deduction to approximately $67,000 per year for both Federal and State jurisdictions.  Consequently, the Company can only reduce its income tax liability to the extent of its annual limitation on the net operating loss carry forward.  Therefore, the Company incurs a current tax provision on the difference between its total taxable income and the annual net operating loss carry forward deduction.

NOTE 13:  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 18, 2011, the date the financial statements were available to be issued.

During February 2011, the Board of Directors approved the establishment of a wholly owned subsidiary for the purpose of helping US based businesses market their products to the Chinese domestic market by linking them to China based firms with access to distribution rights and various Chinese customer bases.

During February 2011, the Board of Directors approved the establishment of a wholly owned subsidiary based in Mexico, which will provide manufacturing services to further the growth of the Company.

During February 2011, the Board of Directors approved the establishment of a qualified Employee Stock Option Plan (the Plan) to incentivize and retain the services of the Company’s valued key employees and attract new talent to the Company. 5% or 30 million shares of the Company’s authorized shares of common stock were allocated to the Plan.

During February 2011, the Board of Directors approved the extension of the Company’s A and B Warrants for one additional year, with amended expiration dates of March 31, 2012 and March 31, 2013 respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and 2009 and concluded that, as of December 31, 2010 and 2009, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2010 and 2009.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

•

In April 2010, the Company began the process of registering itself in the Republic of South Africa, so that the Company could open a branch office there.  The branch office will be responsible for identifying and perusing new customer opportunities to further the Company’s OEM services and to introduce current Company manufactured products into the Republic of South Africa.  As of December 31, 2010, the Company has not received its registration approval in the Republic of South Africa.

•

In July 2010, the Company opened three new wholly owned subsidiaries, Gladiator Fitness & Outdoor Products, Inc. (“Gladiator”); Powin Renewable Energy Resources (“PRER”) and Channel Partner Program (“CPP”).  The activities of each the three new wholly owned subsidiaries for the period ending December 31, 2010 are reported in the segment presentation tables.

•

The Gladiator subsidiary will design, manufacture, market and sell a full line of recreational and commercial fitness equipment.  The Board and Management believe that with the Company’s ten plus years experience in manufacturing fitness equipment for others (which we no longer do) and with the Company’s experience and relationship with the China factories, we can design, manufacture and market our own line of fitness equipment.

•

The PRER subsidiary will design, engineer manufacture, market and sell a complete renewable energy solution made up of wind turbines, solar panels and battery, or, a combination of each that will be dependent on the specific requirement of the project.

•

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

•

In August 2010, the Company, through a market maker, filed the Company’s Section 240.15c2-11 application to trade its stock on the over the counter market, OTCBB, was approved by the Financial Industry Regulatory Authority (“FINRA”) and received its trading symbol PWON. The Company’s stock has been trading on the OTCBB since September 2010.

In February 2011 the board of directors formally approved the establish the three new wholly owned companies mentioned above: (i) Channel Partner Program (CPP) to market and assist U.S. companies to open their products into the China market and to market and assist Chinese companies to open their products into the U.S. market, (ii) Powin Renewable Energy Resources (PRER) to market, manufacture and distribute renewable energy products into the private and public sectors of the world’s economy; and (iii) Gladiator to design, manufacture, market and sell a full line of recreational and commercial fitness equipment.

In February 2011 the board of directors approved to help establish a new company in Mexico whereby Powin Corporation will hold an 85% controlling interest in the new company and whereby the Mexico company will provide manufacturing services to QBF Inc., a wholly owned company of Powin Corporation, in alignment with its program with Freightliner Corp. and will provide other manufacturing services to further the growth of QBF, Inc.

In February 2011 the board of directors approved Joseph Lu to begin discussions with a Chinese company to merge that company into Powin Corporation’s newly approved company CPP, or to acquire a 51% controlling interest in the Chinese company whereby the company will assist CPP to establish markets for its U.S. customers in China and to assist Chinese companies with marketing their products through CPP into the U.S. market.

In February 2011 the board of Directors approved to establish a qualified Powin Corporation Employee Stock Option Plan setting aside 5%, or 30,000,000, of the company's approved and authorized Common Stock to be issued from time to time by the Plan Administrator, to retain the services of valued key employees and consultants of the Company, and approved the submission of the Plan to the Company’s shareholders at the next shareholders’ meeting for their ratification and approval.

In February 2011 the board of directors approved the extension of the companies Warrants A & B for one additional year; where by, Warrants A will expire March 31, 2012, and Warrants B will expire March 31, 2013.  All other provisions and terms of the warrants will remain the same.

In February 2011, the board of directors approved the company's wholly owned subsidiary QBF Inc., to lease a facility in Mexico from Powin Pacific Properties, a company owned by Joseph Lu, to further the capabilities of QBF Inc. in meeting the requirements and demands of its major customer Freightliner.

In February 2011, the board of directors approved Powin Corporation to lease from Powin Pacific Properties (a company owned by Joseph Lu) a facility in Tualatin, Oregon to house the offices and operations of Powin Corporation and its wholly owned subsidiaries (except for QBF Inc.).

In February 2011, the board of directors approved to close and merge the operations of Powin Wooden Product Services, Inc., into Powin Corporation but to keep the Powin Wooden Product Services DBA Maco Furniture, and to keep running the Maco Furniture program and operations as a separate wholly owned subsidiary.  The primary functions of Powin Wooden Products Services, Inc., after selling of its cabinet product line due to no activity, is to provide warehousing services to the Company’s OEM customers.

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

Name	Age	Position
Joseph Lu	56	Chief Executive Officer and Chairman of the Board of Directors
Zaixiang Fred Liu	56	Vice President and Director
Ty Measom	47	Director
Ronald Horne	66	Chief Financial Officer, Secretary/Treasurer, Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu, 56, was born in China.  He received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science. Mr. Lu formed Powin Corporation in 1990 and has served as its President since inception. Prior to founding Powin, Mr. Lu served as the General Manager of the Shunn Feng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986 Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the Shunn Feng. Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware.

Xaixiang Fred Liu, 56, was born in China.  He received his B.S. degree in 1982 from Shangdong Industry University.  Since January 2004 he has served as the Vice President of Powin in charge of research and development.  He began working with Powin in 1998 as an engineer in charge of pricing, engineering, and coordinating with factories and customers.  Prior to his service with Powin, from 1982 until 1998, Mr. Liu worked at Shandong Machinery I&L Corp. High Might Co. as an exporter, vice manager, and chief economist.

Ty Measom, 47, received his Bachelor of Science degree in Engineering from Utah State University in 1987.  From 1986 to 1990, he was a Lead Engineer for ICON Health and Fitness.  In 1990, Measom founded Camp Chef Outdoor Cooking Products, where he as served as an owner and officer ever since. Camp Chef is located in Logan, Utah.

Ronald Horne, 66, joined Powin Corporation on October 12, 2009 as its Chief Financial Officer. He has 35 years experience in all areas of finance and accounting, cash management, inventory control, risk management, HR management, audit management, forecasting and reporting, with 10 years in SEC reporting and Sarbanes-Oxley compliance. Prior to joining Powin, Mr. Horne served 10 years as the Controller and Vice President of Finance for PML Microbiologicals, Inc. Mr. Horne earned an accounting degree from the University Of Oregon College Of Business in 1965, and completed his B.A. in finance and accounting at the International Accountants School in Chicago, Illinois in 1972.

Family Relationships

Several relatives of Joseph Lu are or were employed by the Company.  Peter Lu is the son of Joseph Lu and is employed as a customer accounts manager.  Mei Yi Lu, Joseph Lu’s wife, is employed by the Company as the accounts payable and accounts receivable clerk.  Eric Lu, Joseph Lu’s brother, works in the IT department of the Company.

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

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of December 31, 2010, the Company did not effect any material changes to the procedures by which a shareholders may recommend nominees to the board of directors.  The board does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the early stages of the Company’s development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level.  The board does not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

a.

our principal executive officer

b.

each of our four most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2010 who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2010 and 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name &Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)
Joseph Lu	2010	$240,000	$100,000	$2,950 (3)				$342,950
CEO, Director	2009	240,000	85,290	900 (2)				326,190
	2008	84,000	636,660					720,660

Zaixiang Liu	2010	72,000	30,000	2,950 (3)				104,950
Vice President,	2009	72,000	28,104	8,400 (2)				108,504
Director	2008	51,000	56,670					107,670

Ronald Horne	2010	82,400	35,575	17,875 (3)				135,850
CFO, Director	2009	16,959	0					16,959

Jingshuang Liu	2010	98,250	61,250					159,500
Senior Vice	2009	96,000	46,784	9,000 (1)				151,784
President	2008	63,300	91,221					154,521

(1)   Jingshuang Liu received a bonus stock award of common stock in June 2009.

(2)    Zaixiang Liu received a bonus stock award of common stock in June 2009, and Joseph Lu and Zaixiang Liu were issued in July 2009 a stock award in common stock for services rendered on the Board of Directors through the date of issuance.

(3)   Ronald Horne received a one-time bonus stock award of common stock in June 2010, and Joseph Lu, Ronald Horne and Zaixiang Liu were issued in June 2010, September and December 2010 stock awards in common stock for services rendered on the Board of Directors through the date of issuance.

The dollar estimate for stock awards is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).

Equity Compensation Plan Information and Stock Options

As referenced in the above table, in June 2009 Zaixiang Liu was issued 500,000 shares and Jingshang Liu was issued 600,000 shares of common stock, respectively, as part of a one-time incentive to encourage long-term employment.  In June 2010 Ronald Horne, Chief Financial Officer, was issued 1,000,000 Common shares as a one-time bonus incentive to encourage long-term employment.  Except as described herein, the Company does not currently have any equity compensation plans or any outstanding stock options.

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

In December 2010, the Company issued 20,000 Common shares to its Board of Director for their services on the board at $0.45 per share booking an expense of $9,000 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $8,980.  Each of the four Directors serving on the Board of Directors received 5,000 for a total of 20,000 shares issued.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joseph Lu 6975 SW Sandburg Rd. Suite 326 Tigard, OR 97223-8088	66,550,500 (1)	41.0854%
Common Stock	Mei Yi Lu 6975 SW Sandburg Rd. Suite 326 Tigard, OR 97223-8088	66,550,500 (1)	41.0854%
Common Stock	Ronald Horne 4295 SE Mason Hill DR. Milwaukie, OR 97222	1,015,500	00.6266
Common Stock	Zaixiang Liu 12703 SW Davinci Ln Tigard, Or 97224	580,000	00.3581
Common Stock	Ty Measom 675 N 600 W Logan, UT 84321	30,000	00.0185%

(1)

 Based on 161,980,871 shares of common stock issued and outstanding as of March 18, 2011, except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Change in Control

The Company’s management is not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

The Company’s board of directors has agreed to pay a monthly salary of US$20,000 per month to Joseph Lu in consideration for his services as the president and chief executive officer of our company.

For the year ended December 31, 2010, the Company charged a total of $559,975 for salaries and $23,775 in common stock awards for Joseph Lu, Zaixiang Liu and Ron Horne, directors and officers of the company.

Other relationships of Joseph Lu received salaries in 2010 as follows;

Mei-Yi Lu, wife

$24,480

Eric Huan-Ling Lu, brother

45,255

Peter Lu, son

41,165

Joseph Lu’s other company, Powin Pacific Properties LLC purchased the facility currently used by the Company’s QBF segment.  A five year lease was signed between QBF Inc. and Powin Pacific Properties LLC effective November 1, 2009.  In November 2010, an addendum to the original lease was signed giving QBF additional space and increasing the monthly lease payments from $14,677 per month to $15,594.  Rent paid was $177,958 and $29,354 for the year December 31, 2010 and 2009, respectively.

Guarantees

At December 31, 2010, the Company was contingently liable as a commercial guarantor with respect to a construction promissory note of $3,975,000 entered into by Joseph Lu’s other company, Powin Pacific Properties LLC for the purpose of financing the construction of a building for the future headquarters for the Company.  The term of the guarantee commenced from July 2009 and go through July 2011, with a renewal provision of 2 years should construction not commence in 2010. At any time from the date of guarantee, should Powin Pacific Properties LLC fail to make their due debt payments, the Company would be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.  The maximum potential amount of future payments that the Company is required to make under the guarantees is $3,975,000.  As of March 18, 2011, the construction of the building is 95% complete with completion set for late April 2011.  On completion of construction, Powin Pacific Properties LLC will roll the construction promissory note over into a long-term mortgage.  The Company will not be a guarantor on the long-term mortgage between Powin Pacific Properties LLC and its lender.

The Company has committed to entering into a ten-year lease to lease the above new facility with Powin Pacific Properties LLC, to be the Company’s corporate headquarters, facilitate its OEM operations and warehousing needs, and to provide office and warehousing facilities to accommodate the Company’s other wholly owned subsidiaries, Maco Furniture, Powin Renewable Energy Resources, Gladiator Fitness and Outdoor Products and its Channel Partner Program.

Corporate Governance

We currently act with four directors consisting of Joseph Lu, Zaixiang Liu, Ty Measom and Ronald Horne.

The Company’s Board of Directors do not have a standing, compensation or nominating committee, as the entire board of directors acts in such capacities and as mentioned above, the board adopted a resolution that it would act as the audit committee.  The board believes that its members are capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. The board of directors believes it is necessary to have a standing audit, compensation or nominating committee and they believe that the functions of such committees can be adequately performed by the board, consisting of Joseph Lu, Zaixiang Liu, Ty Measom and Ronald Horne.  In addition, the board believes that retaining one or more additional directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in the circumstances given the early stages of the Company’s development.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009

Audit fee	$65,666	$94,640
Audit related fees	20,640	28,500
Tax fees	21,936	0
All other fees	47,760	2,499
TOTAL	$156,002	$125,639

Audit Fees

Audit fees expensed for Anton & Chia, LLP, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2010 and 2009 was $65,666 and $16,640, respectively.  Audit fees expensed for R.R, Hawkins & Associates LLC. CPA for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2010 and 2009 was $0.00 and $78,000, respectively.

Audit Related Fees

For the years ended December 31, 2010 and 2009, the aggregate fees expenses for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $20,640 and $28,500,  respectively.

Tax Fees

For the years ended December 31, 2010 and 2009, the aggregate fees expensed for tax fees was $21,936 and $0.00, respectively.

All Other Fees

Fees billed by Anton & Chia, LLP, not related to audit as described above, during the years ended December 31, 2010 and 2009, were $43,260 and $0.00, respectively and fees expensed for R.R, Hawkins & Associates LLC. CPA not related to audit as described above, during the years ended December 31, 2010 and 2009, was $4,500 and $2,499, respectively and these fees are related to the Company’s SEC fillings on FORM S-1.

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

The board of directors has considered the nature and amount of the fees billed by Anton & Chia, LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Anton & Chia, LLP.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

During the quarter ending December 31, 2010, the Company did not file any Form 8Ks.  The Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 on December 22, 2010 and it was declared effective by the Securities and Exchange Commission on December 29, 2010.

Exhibit No.	Description
2.1	Articles of Merger and Plan of Reorganization between Powin Corporation and Exact Identification Corporation as filed with the State of Nevada on August 22, 2008
3.3	Articles of Incorporation of the Company (formerly known as Global Technology, Inc.)
3.4	Articles of Amendment for Global Technology, Inc.
3.5	Bylaws of Advanced Precision Technology, Inc.
3.6	Articles of Amendment Advanced Precision Technology, Inc.
3.7	Certificate of Amendment of U.V. Color, Incorporated
3.8	Amended and Restated Articles of Incorporation of Powin Corporation
3.9	Amended and Restated Bylaws of Powin Corporation
4.1	Form of Warrant A
4.2	Form of Warrant B
4.3	Extensions of Warrant A and Warrant B
4.4	2nd Extension of Warrant A
4.5	2nd Extension of Warrant B
10.1	Lease Update for Tri County Industrial Park Building #13
10.2	Lease Update for Tri County Industrial Park Building #16
10.3	Lease for Sandburg Road Property
10.4	Lease for Powin Center
10.5	Lease for Tualatin Property
10.6	Employment Agreement for Joseph Lu
10.7	Employment Agreement for Xaixiang Fred Liu
10.8	Employment Agreement for Jingshang “Jeanne” Liu
10.9	Business Loan Agreement and Amendment between Powin Corporation and Sterling Savings Bank
10.10	Business Loan Agreement and Amendment between QBF, Inc. and Sterling Savings Bank
10.11	Lease for Property used by QBF, Inc.
10.12	Employment Agreement for Ronald Horne
10.13	Summary of Oral Contracts
10.14	Letter of Waiver from Sterling Savings Bank regarding Business Loan Agreements
14.1	Code of Ethics
21.2	List of Subsidiaries
31.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ronald Horne, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ronald Horne, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registration for QBF, Inc.

All of the above listed exhibits (with the exception of exhibits 31.1, 31.2, 32.1 and 32.2 filed herewith and Exhibits 4.4 and 4.5 filed with Form 8-K on February 23, 2011) were filed with the Registration filed on Form S-1 on July 31, 2009 and its associated Amendments.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN CORPORATION

By: /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial Officer)
Date: March 18, 2011

By: /s/ Ronald Horne
Ronald Horne
Chief Financial Officer
Date: March 18, 2011