Form 10-Q
period 2011-03-31
POWIN CORP
filed 2011-05-12
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-54015

POWIN CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	87-0455378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2011, there were 162,075,879 shares of Common Stock, $0.001 par value, outstanding and 5,660 shares of Preferred Stock, $100 par value, outstanding.

POWIN CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

  3

Consolidated Balance Sheets

  3

Consolidated Statements of Operations

  4

Consolidated Statements of Comprehensive Income (Loss)

  5

Consolidated Statements of Cash Flows

  6

Notes to Consolidated Financial Statements

  7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Note Regarding Forward Looking Statements

11

Overview

11

Critical Accounting Policies

11

Results of Operations

12

Liquidity and Capital Resources

13

Off-Balance Sheet Arrangements

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

14

Item 4.  Controls and Procedures.

14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults Upon Senior Securities.

15

Item 4. [REMOVED AND RESERVED]

.

15

Item 5.  Other Information.

15

Item 6.  Exhibits.

16

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

POWIN CORPORATION

Consolidated Balance Sheets

	Mar 31, 2011	Dec 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$1,563,314	$3,356,460
Trade accounts receivable, net of allowances for doubtful accounts of $308,195 and $347,744, respectively	7,419,297	5,032,531
Other receivables	274,503	4,165
Inventory	3,402,719	2,446,819
Prepaid expenses	276,159	122,874
Deposits	349,981	361,501
Deferred tax asset	629,083	629,083
Total current assets	13,915,056	11,953,433
Intangible assets	12,491	12,176
Property and equipment, net	1,095,475	1,082,346
TOTAL ASSETS	$15,023,022	$13,047,955

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$6,951,703	$4,852,819
Accrued payroll and other accrued liabilities	425,488	616,560
Total current liabilities	7,377,191	5,469,379
Stockholders' equity
Preferred stock, $100 par value, 25,000,000 shares authorized; 5,660 and 5,660 shares issued and outstanding, respectively	566,000	566,000
Common stock, $0.001 par value, 600,000,000 shares authorized; 162,075,879 and 161,980,879 shares issued and outstanding, respectively	162,076	161,981
Additional paid-in capital	8,894,785	8,852,130
Accumulated other comprehensive income	13	-
Accumulated deficit	(1,970,204)	(2,001,535)
Minority interest in subsidiary	(6,839)	-
Total stockholders' equity	7,645,831	7,578,576
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$15,023,022	$13,047,955

POWIN CORPORATION

Consolidated Statements of Operations

	Three-months ended Mar 31, 2011	Three-months ended Mar 31, 2010
	(Unaudited)	(Unaudited)
Sales revenue- net	$10,951,429	$9,856,086
Cost of sales	9,414,190	8,679,615
Gross profit	1,537,239	1,176,471
Operating expenses	1,511,032	949,202
Operating income	26,207	227,269
Other income (expense) non-operating
Other income	14,975	-
Interest – net	8	(4,121)
Other expense	(9,498)	(8,836)
Total other income (expense) non-operating	5,485	(12,957)
Income before income taxes	31,692	214,312
Income taxes	7,200	90,021
Net income	24,492	124,291
Net loss attributable to non-controlling interest in subsidiary	(6,839)	-
Net income attributable to Powin Corporation	31,331	124,291
Earnings per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares
Basic	161,982,990	160,585,879
Diluted	174,146,748	172,623,037

POWIN CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Three-months ended Mar 31, 2011	Three-months ended Mar 31, 2010
	(Unaudited)	(Unaudited)
Net income	$24,492	$124,291

Other Comprehensive income (loss)
Foreign currency translation adjustment	13	-

Comprehensive income	24,479	124,291

Comprehensive loss attributable to non-controlling interest in subsidiary	(6,839)	-

Comprehensive income attributable to Powin Corporation	$31,318	$124,291

POWIN CORPORATION

Consolidated Statements of Cash Flows

	Three Months Ended Mar 31, 2011	Three Months Ended Mar 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,331	$124,291
Adjustments to reconcile net income to net cash provided by (used) in operating activities
Net loss attributable to non-controlling interest in subsidiary	(6,839)	-
Depreciation and amortization	92,721	86,377
Shares issued for service	33,750	-
Share based compensation	9,000	-
Provision for income tax	-	45,011
Changes in operating assets
Increase in trade accounts receivable	(2,386,766)	(575,308)
(Increase) decrease in other receivables	(270,338)	6,814
Increase in inventories	(955,900)	(758,013)
Increase in prepaid expenses	(153,285)	(229,324)
(Increase) decrease in deposits	11,520	(6,198)
Changes in operating liabilities
Increase in trade accounts payable	2,098,884	1,344,705
Decrease in accrued payroll and other liabilities	(191,072)	(156,032)
Net cash used in operating activities	(1,686,994)	(117,677)
CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES
Acquisition of intangible assets	(315)	(2,274)
Capital expenditures	(105,850)	(26,091)
Total cash flows used in investing activities	(106,165)	(28,365)
CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES
Payments under line-of-credit	-	(650,000)
Net cash flows used in financing activities	-	(650,000)
Impact of foreign exchange on cash	13	-
Net increase (decrease) in cash	(1,793,146)	(796,042)
Cash at beginning of period	3,356,460	1,340,441
Cash at end of period	$1,563,314	$544,399
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$-	$4,189
Income tax paid	$250,000	$140,000

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements.  Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for other interim periods or for the full year then ended December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

Inventory

Inventory consists of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  The following table represents the Company’s inventories at each of the indicated balance sheet dates.

	Mar 31, 2011	Dec 31, 2010
Raw Materials	$157,945	$240,779
Work in Progress	180,788	245,358
Finished Goods	3,063,986	1,960,682
	$3,402,719	$2,446,819

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment assets are recorded at cost.  Depreciation is on a straight-line basis over the estimated useful lives of the asset.  Leasehold improvements for space leased on a month-to-month basis are expensed when incurred.  Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.  Depreciation expense for the quarters ended March 31, 2011 and 2010 were $92,721 and $86,377, respectively.

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.  The Company did not have any amortization expense for the quarters ended March 31, 2011 and 2010, respectively.

Impairment of Long-Lived and Intangible Assets

The Company periodically reviews the carrying amounts of its property, equipment and intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that its long-lived assets as of March 31, 2011 and December 31, 2010 were not impaired.

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

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Advertising

The Company expenses the cost of advertising as incurred.  For the quarters ended March 31, 2011 and 2010, the amount charged to advertising expense was $53,262 and $18,896, respectively.

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

As of March 31, 2011 and 2010, there were 11,031,758 and 11,031,758 warrants outstanding and 5,660 and 5,027 convertible Preferred shares, respectively (convertible to 1,132,000 and 1,005,000 Common Shares) that are included in the computation of diluted earnings per share however, the dilutive shares had no impact to earning per share.

Foreign Currency Transaction

In February 2011, the company entered into a joint venture establishing a new company in Mexico under which we will hold an 85% majority interest.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-month or historical rates while income and expenses are translated at the average of the beginning of the month rate and the end of the month rate.  Transaction gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income.  At March 31, 2011 and December 31, 2010, the cumulative translation adjustment was $13 and zero, respectively.  Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in other comprehensive income.  For the three months ended March 31, 2011 and 2010, the foreign currency translation adjustment to other comprehensive income was $13 and zero, respectively.

Note 2:  Recently Issued and Adopted Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.

Note 2:  Recently Issued and Adopted Accounting Pronouncements (Continued)

In October 2010, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.

Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010.  The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.

Note 3:  Concentration of Credit Risk

At March 31, 2011, three customers accounted for 80% of the Company’s trade receivables, with no amounts in excess of 90 day past due.  At December 31, 2010, these same three customers accounted for 57% of the Company’s trade receivables with no amounts in excess of 90 days past due.  Trade accounts receivable past due over 90 days at March 30, 2011 and December 31, 2010, were $320,868 and $407,971 respectively.  Management does not normally require collateral for trade accounts receivable.  The Company’s allowance for doubtful accounts as of March 31, 2011 and December 31, 2010 was $308,195 and $347,744, respectively.

For the quarter ended March 31, 2011, the Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 83% of total purchases.  For the quarter ended March 31, 2010, these same three suppliers accounted for 74% of total purchases.  Further; in 2010, the Company was required to make deposit payments to vendors for products being imported from Europe.  For the quarter ended March 31, 2010, deposit payments paid were $369,409, no additional deposit payments have been paid during the quarter ended March 31, 2011.

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

Note 4:  Bank Line-of-Credit

At December 31, 2010 the Company had a short-term line-of-credit with a bank with maximum borrowings available of $1,750,000, with a maturity date of March 1, 2011.  In February 2011 the Company requested an extension, which was granted, so it could renegotiate its banking facility’s terms and fees.  On March 24, 2011 the Company signed a new banking facility with the same bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013 and, like the previous line-of-credit, the new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  Further, interest on the previous line-of-credit was indexed to the prime rate plus one-half point and was 3.75% at December 31, 2010, the new line-of-credit is indexed to the prime rate less three-fourth point and was 2.50% at March 31, 2011.  The Company’s line-of-credit outstanding balances as of March 31, 2011 and December 31, 2010 were zero, respectively.

Note 4:  Bank Line-of-Credit (Continued)

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of March 31, 2011 and December 31, 2010, the Company was in compliance with all covenants.

Note 5:  Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 12, 2011, the date the financial statements were issued.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 18, 2011, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Corporation and its wholly owned and majority-owned subsidiaries, unless the context otherwise specifically defines.

Overview

Powin Corporation has relationships with various manufacturers in China and Taiwan that manufacture a variety of products for the Company’s U.S. customers which they sell and distributed throughout the U.S.  The Company’s customer base includes distributors in the transportation, medical, sports, camping, fitness, packaging and furniture industries.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three-months ended March 31, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Results of Operations

The following tables set forth key components of the Company’s results of operations (unaudited), for the three-month periods ended March 31, 2011 and 2010, in dollars of sales revenue and its key segments of revenue.

For the three-months ended March 31, 2011

	OEM	QBF	Mexico	Wooden	Maco	CPP	PRER	Gladiator	Consolidated

Sales	9,195,657	1,488,067	-	105,488	81,545	4,392	76,280	-	10,951,429
Cost of Sales	7,909,085	1,393,102	-	-	63,005	260	48,738	-	9,414,190
Gross Profit	1,286,572	94,965	-	105,488	18,540	4,132	27,542	-	1,537,239
Operating Expense	786,632	331,594	45,590	91,174	87,547	49,529	106,060	12,906	1,511,032
Other Income (Expense)	(9,489)	11,545	-	-	3,429	-	-	-	5,485
Income (Loss) before Income Tax	490,451	(225,084)	(45,590)	14,314	(65,578)	(45,397)	(78,518)	(12,906)	31,692
Income Tax on Consolidated Income									7,200
Consolidated Net Income									24,492
Net loss attributable to non-controlling interest in subsidiary									(6,839)
Net income attributable to Powin Corporation									31,331

For the three-months ended March 31, 2010

	OEM	QBF	Mexico	Wooden	Maco	CPP	PRER	Gladiator	Consolidated

Sales	8,982,152	712,620	-	55,298	106,016	-	-	-	9,856,086
Cost of Sales	7,876,091	735,797	-	-	67,727	-	-	-	8,679,615
Gross Profit	1,106,061	(23,177)	-	55,298	38,289	-	-	-	1,176,471
Operating Expense	689,135	69,876	-	68,222	121,969	-	-	-	949,202
Other Income (Expense)	(3,532)	(9,425)	-	-	-	-	-	-	(12,957)
Income (Loss) before Income Tax	413,394	(102,478)	-	(12,924)	(83,680)	-	-	-	214,312
Income Tax on Consolidated Income									90,021
Consolidated Net Income									124,291

Consolidated net revenues for the three-month period ended March 31, 2011, were up 11% or approximately $1.1 million dollars from the same period of 2010.  The Company’s OEM segment net revenues increased 2.4% or approximately $213 thousand dollars, the QBF segment net revenues increased 109% or approximately $775 thousand dollars, the Maco segment net revenues decreased 23% or approximately $25 thousand dollars and the Wooden segment net revenues increased 91% or approximately $50 thousand dollars.  The Company’s QBF segment’s very favorable increase in net revenues is related to a new product it manufactured for a new customer that was sold throughout Costco stores during the month of January 2011, bringing new sales of $775 thousand dollars to the segment.  However, QBF’s primary customer has not increased its orders to the levels expected in this first quarter of 2011 and, has also taken a 25% reduction in its pricing, which had a negative impact to QBF’s sales by approximately $225 thousand dollars for the quarter, leaving the core sales of this segment flat when compared to 2011.  The Company’s management is negotiating with QBF and its primary customer to return pricing back to 2010 levels, but if the Company’s management is not successful, QBF will continue to experience negative impacts to its sales in 2011 by approximately $225 thousand dollars per quarter.  The Maco segment’s net revenue decrease is primarily due to continued slow demand for the MACO furniture line on the west coast; therefore, the Company’s management entered into an agreement to have the MACO furniture line sold and distributed through furniture distributors on the east coast, where management believes 75% of all U.S, furniture is sold.

Results of Operations (Continued)

However, the MACO segment continues to show net losses in its operations and management cannot assure that this segment can continue to be a going concern.

Consolidated cost of sales are up 8.5% or approximately $735 thousand dollars for the three-month period ended March 31, 2011, when compared with the same period in 2010.  As a percent of net revenue, consolidated cost of sales was 86% for the three-month period ended March 31, 2011, compared to 88.1% for the same period in 2010.

Consolidated gross profits increased $361 thousand dollars ending at 14% of net revenues for the three-month period ended March 31, 2011, compared to 11.9% for the same period in 2010.

In February 2011, the Company entered into a joint venture establishing a corporation in Mexico whereby Powin Corporation owns 85% of the corporation, with organizational operations and general management processes started.  The Mexico segment serves as a metal manufacturer to support the Freightliner Corporation’s Mexico operations.  For the quarter ended March 31, 2011, there have been no sales or cost of sales and all operating cost are included in operating expense.

Consolidated operating expenses for the three-month period ended March 31, 2011, increased 59.2% or approximately $562 thousand dollars from the same period in 2010, primarily due to the Company now accruing for certain annual costs, which previously was not a practice of the company; such as bonus compensation accruals of $166 thousand dollars and, the Company recorded royalty expenses of $170 thousand dollars and commissions of $43 thousand dollars related to the QBF segment’s new customer mentioned above.  As a percent of net revenues, operating expenses for the three-month period ended March 31, 2011, was 13.6%; however, allowing for the bonus accrual, royalty and commission expense as discussed, operating expenses as a percent of revenues would have been 10.1%, compared to 9.1% for the same period in 2010.  The following table is reflective of the changes in operating expenses in dollars and percentage of change for the three-month periods ended March 31.

	2011	2010	Change	% Change

Salaries & Related	$757,354	$489,586	$267,768	54.7%
Advertising	53,262	18,896	34,366	181.9%
Professional Services	317,988	225,007	92,981	41.3%
All Other	382,4288	215,713	166,715	77.3%
TOTAL	$1,511,032	$949,202	$561,830	59.2%

Liquidity and Capital Resources

The Company finances its operations primarily through cash flows generated from operations and borrowings from the Company’s line-of-credit.  For the three-month period ended March 31, 2011, cash used by operating activities was $1.7 million dollars compared to $117 thousand dollars used during the same period in 2010.  Cash used in investing activities was $106 thousand dollars in the three-month period ended March 31, 2011, to replace manufacturing equipment, compared to $28 thousand dollars used in investing activities in the same period of 2010, to replace equipment.  The Company did not require and did not use cash from financing activities in the three-month period ended March 31, 2011, compared to cash used from financing activities including net repayments of $650 thousand dollars to pay off the Company’s existing credit lines in the same period of 2010.

The ratio of current assets to current liabilities was 1.89 at March 31, 2011, compared to 2.19 at December 31, 2010.  Quick liquidity (current assets minus inventories divided by current liabilities) was 1.25 at March 31, 2011 compared to 1.53 at December 31, 2010.  At March 31, 2011, the Company had working capital of $6.5 million dollars compared to working capital of $6.5 million dollars at December 31, 2010.  Average day’s sales outstanding on trade accounts receivable at March 31, 2011, was 51 days compared to average days sales outstanding of 45 days at December 31, 2010.

Liquidity and Capital Resources (Continued)

As discussed above, the Company on March 24, 2011 entered into a new line-of-credit with a bank with maximum borrowing capacity of $2,000,000.  The maturity date for the Company’s new line-of-credit is May 15, 2013.  The line-of-credit is secured by all receivables, inventory and equipment and, like the previous lines of credit, the new facility is not personally guaranteed by the Company’s majority stockholder or any shareholder.  Interest is the prime rate less three-fourth percent, which currently was 2.50% as of March 31, 2011.  Interest on the prior line-of-credit was the prime rate plus one-half percent.  The outstanding balances at March 31, 2011 and December 31, 2010 were zero, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business such as: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At March 31, 2011 and December 31, 2010 the Company was in compliance with all covenants.

The Company’s management believes the current cash and cash flow from operations, including its line-of-credit, will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future.  However, the Company may require additional cash resources due to changing business conditions or to take advantage of other future developments, which may require the Company to seek additional cash by selling additional equity securities or debt securities.  The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Off-Balance Sheet Arrangements.

As of and for the three-months ended March 31, 2011, the Company had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Item 4.  Controls and Procedures (Continued).

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In March 2011, the Company issued 75,000 shares of Common Stock to compensate a consulting firm, at $0.45 per share for a total expense to Legal & Professional expense of $33,750 which is reflected in Stockholders’ Equity as an increase of Common Stock of $75 (par at $0.001 times shares issued of 75,000) and Additional Paid in Capital of $33,675.

Equity Compensation Plan Information

In March 2011, the Company issued 20,000 shares of Common Stock to its Board of Director for their services on the board at $0.45 per share booking an expense of $9,000 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $8,980.  Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the three-month period ended March 31, 2011.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

In April 2010, Company began the process of registering in the Republic of South Africa, so we can open a branch office.  The branch office will be responsible for identifying and pursuing new customer opportunities to further our OEM services and to introduce our current manufactured products into the Republic of South Africa.  In March 2011, our registration was approved.

As discussed under Results of Operations, in February 2011, we entered into a joint venture establishing a new company in Mexico under which we will hold an 85% controlling interest. The Mexico Company will provide manufacturing services to the Freightliner Corporation to support its Mexico operations.  In addition, the program will also provide other manufacturing services to others to further the growth of Powin Corporation.

Item 6.  Exhibits.

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

May 12, 2011

By /s/ Joseph Lu

Joseph Lu

Chief Executive Officer

(Principal Executive Officer)

By /s/ Ronald Horne

Ronald Horne

Chief Financial Officer

(Principal Financial Officer)

17