Form 10-Q
period 2011-06-30
POWIN CORP
filed 2011-08-12
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-54015

POWIN CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	87-0455378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

20550 SW 115th Ave.

Tualatin, OR 97062

(Address of principal executive offices)

T: (503) 598-6659

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)  Large accelerated filer [  ]  Accelerated filer [  ]    Non-accelerated filer [  ]  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2011, there were 162,122,538 shares of Common Stock, $0.001 par value, outstanding and 6,009 shares of Preferred Stock, $100 par value, outstanding.

POWIN CORPORATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

  3

Condensed Consolidated Balance Sheets

  3

Condensed Consolidated Statements of Operations

  4

Consolidated Statements of Comprehensive Income (Loss)

  5

Condensed Consolidated Statements of Cash Flows

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Note Regarding Forward Looking Statements

12

Overview

13

Critical Accounting Policies

13

Results of Operations

14

Liquidity and Capital Resources

17

Off-Balance Sheet Arrangements

18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

18

Item 4.  Controls and Procedures.

18

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults Upon Senior Securities.

19

Item 4.  [Removed and Reserved]

19

Item 5.  Other Information.

19

Item 6.  Exhibits.

22

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

POWIN CORPORATION

Condensed Consolidated Balance Sheets

	Jun 30, 2011	Dec 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$2,383,848	$3,356,460
Trade accounts receivable, net of allowances for doubtful accounts of $308,195 and $347,744, respectively	7,269,203	5,032,531
Other receivables	179,708	4,165
Inventory	2,997,524	2,446,819
Prepaid expenses	240,243	122,874
Deposits	391,656	361,501
Deferred tax asset	629,083	629,083
Total current assets	14,091,265	11,953,433
Intangible assets	12,491	12,176
Property and equipment, net	1,227,842	1,082,346
TOTAL ASSETS	$15,331,598	$13,047,955
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$7,151,171	$4,852,819
Accrued payroll and other accrued liabilities	510,351	616,560
Total current liabilities	7,661,522	5,469,379
Stockholders' Equity
Preferred stock, $100 par value, 25,000,000 shares authorized; 6,009 and 5,660 shares issued and outstanding, respectively	600,900	566,000
Common stock, $0.001 par value, 600,000,000 shares authorized; 162,122,546 and 161,980,879 shares issued and outstanding, respectively	162,123	161,981
Additional paid-in capital	8,913,518	8,852,130
Accumulated other comprehensive income	(84,415)	0
Accumulated deficit	(1,900,188)	(2,001,535)
Minority interest in subsidiary	(21,862)	0
Total stockholders' equity	7,670,076	7,578,576
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$15,331,598	$13,047,955

POWIN CORPORATION

Condensed Consolidated Statements of Operations

	Three-months ended Jun 30, 2011	Three-months ended Jun 30, 2010	Six-months ended Jun 30, 2011	Six-months ended Jun 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue- net	$12,731,692	$14,550,161	$23,683,121	$24,406,247
Cost of sales	11,250,004	12,891,157	20,664,194	21,570,772
Gross profit	1,481,688	1,659,004	3,018,927	2,835,475
Operating expenses	1,342,042	1,014,796	2,853,074	1,963,998
Operating income	139,646	644,208	165,853	871,477
Other income (expense) non-operating
Other income	19,683	2,361	34,658	2,361
Interest – net	648	0	656	(4,121)
Loss on sales of assets	(30,529)	0	(30,529)	0
Other expense	(43,985)	(12,575)	(53,483)	(21,411)
Total other expense non-operating	(54,183)	(10,214)	(48,698)	(23,171)
Income before income taxes	85,463	633,994	117,155	848,306
Income taxes	30,470	195,125	37,670	285,146
Net income	54,993	438,869	79,485	563,160
Net loss attributable to non-controlling interest in subsidiary	(15,023)	0	(21,862)	0
Net income attributable to Powin Corporation	70,016	438,869	101,347	563,160
Earnings per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares
Basic	162,000,023	160,627,398	162,038,255	160,627,398
Diluted	174,233,581	172,725,556	174,271,813	172,725,556

POWIN CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Three-months ended Jun 30, 2011	Three-months ended Jun 30, 2010	Six-months ended Jun 30, 2011	Six-months ended Jun 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$54,993	$438,869	$79,485	$563,160
Other comprehensive loss
Foreign currency translation adjustment	(84,428)	0	(84,415)	0
Comprehensive income	139,421	438,869	163,900	563,160
Comprehensive loss attributable to non-controlling interest in subsidiary	(15,023)	0	(21,862)	0
Comprehensive income attributable to Powin Corporation	$154,444	$438,869	$185,762	$563,160

POWIN CORPORATION

Consolidated Statements of Cash Flows

	Six-Months Ended Jun 30, 2011	Six-Months Ended Jun 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,347	$563,160
Adjustments to reconcile net income to net cash provided by (used) in operating activities
Net loss attributable to non-controlling interest in subsidiary	(21,862)	0
Depreciation and amortization	141,496	178,523
Shares issued for service	43,250	2,250
Share based compensation	53,180	15,675
Provision for doubtful accounts	0	300
Provision for income tax	0	285,146
Changes in operating assets and liabilities
Increase in trade accounts receivable	(2,236,672)	(2,345,414)
(Increase) decrease in other receivables	(175,543)	8,267
Increase in inventories	(550,705)	(2,079,871)
Increase in prepaid expenses	(117,369)	(20,630)
Increase in deposits	(30,155)	0
Increase in trade accounts payable	2,298,352	3,411,816
Decrease in accrued payroll and other liabilities	(106,208)	(8,098)
Increase in deferred taxes	0	10,585
Net cash provided by (used in) operating activities	(600,889)	21,709
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(315)	(2,588)
Purchase of equipments	(286,993)	(182,866)
Total cash flows used in investing activities	(287,308)	(185,454)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments under line-of-credit	0	(650,000)
Net cash flows used in financing activities	0	(650,000)
Impact of foreign exchange on cash	(84,415)	0
Net decrease in cash	(972,612)	(813,745)
Cash at beginning of period	3,356,460	1,340,441
Cash at end of period	$2,383,848	$526,696
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$0	$4,189
Income tax paid	$250,000	$175,000

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements.  Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the other interim periods or for the full year then ended December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities Exchange Commission.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

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

	Jun 30, 2011	Dec 31, 2010
Raw Materials	$185,771	$240,779
Work in Progress	340,312	245,359
Finished Goods	2,471,441	1,960,681
	$2,997,524	$2,446,819

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment assets are recorded at cost.  Depreciation is on a straight-line basis over the estimated useful lives of the asset.  Leasehold improvements for space leased on a month-to-month basis are expensed when incurred.  Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.  Depreciation expense for the three-month period ended June 30, 2011 and 2010 were $48,774 and $85,802, respectively.  Depreciation expense for the six-month period ended June 30, 2011 and 2010 were $141,496 and $178,523, respectively.

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.  The Company did not have any amortization expense for the three and  six months ended June 30, 2011 and 2010, respectively.

Impairment of Long-Lived and Intangible Assets

The Company periodically reviews the carrying amounts of its property, equipment and intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that its long-lived assets as of June 30, 2011 and December 31, 2010 were not impaired.

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

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Advertising

The Company expenses the cost of advertising as incurred.  For the three-month period ended June 30, 2011 and 2010, the amount charged to advertising expense was $23,565 and $6,879, respectively.  Advertising expense for the six-month period ended June 30, 2011 and 2010 were $76,827 and $25,775, respectively.

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

As of June 30, 2011 and 2010, there were 11,031,758 and 11,031,758 warrants outstanding and 6,009 and 5,332 convertible Preferred shares, respectively (convertible to 1,201,800 and 1,066,400 Common Shares) that are included in the computation of diluted earnings per share however, the dilutive shares had no impact to earning per share.

Foreign Currency Transaction

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which the Company will hold an 85% majority interest.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-month or historical rates while income and expenses are translated at the average of the beginning of the month rate and the end of the month rate.  Transaction gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income.  At June 30, 2011 and December 31, 2010, the cumulative translation adjustment was $84,415 and zero, respectively.  Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in other comprehensive income.  For the three-month period ended June 30, 2011 and 2010, the foreign currency translation adjustment to other comprehensive income was $84,428 and zero, respectively.  For the six-month period ended June 30, 2011 and 2010, the foreign currency translation adjustment to other comprehensive income was $84,415 and zero, respectively.

Note 2:  Recently Issued and Adopted Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.

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

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 (which is January 1, 2011 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.

Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company).  Early application is encouraged.  The revised guidance was adopted as of January 1, 2010.  The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The standard is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  Upon adoption, the Company will present its consolidated financial statements under this new guidance.  The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Note 3:  Concentration of Credit Risk

At June 30, 2011, three customers accounted for 68% of the Company’s trade receivables, with no amounts in excess of 90 day past due.  At December 31, 2010, these same three customers accounted for 57% of the Company’s trade receivables with no amounts in excess of 90 days past due.  Trade accounts receivable past due over 90 days at June 30, 2011 and December 31, 2010, were $870,991and $407,971 respectively.  Management does not normally require collateral for trade accounts receivable.  The Company’s allowance for doubtful accounts as of June 30, 2011 and December 31, 2010 was $308,195 and $347,744, respectively.

For the six-month period ended June 30, 2011, the Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 76% of total purchases.  For the six-month period ended June 30, 2010, these same three suppliers accounted for 74% of total purchases.  Further; in 2010, the Company was required to make deposit payments to vendors for products being imported from Europe.  For the six-month period ended June 30, 2010, deposit payments paid were $369,409, no additional deposit payments have been paid during the six-month period ended June 30, 2011.

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

Note 4:  Bank Line-of-Credit

At December 31, 2010 the Company had a short-term operating line-of-credit with a bank with maximum borrowings available of $1,750,000, with a maturity date of March 1, 2011.  In February 2011 the Company requested an extension, which was granted, so it could renegotiate its banking facility’s terms and fees.  On March 24, 2011 the Company signed a new banking facility with the same bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013 and, like the previous line-of-credit, the new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  Further, interest on the previous operating line-of-credit was indexed to the prime rate plus one-half point and was 3.75% at December 31, 2010, the new line-of-credit is indexed to the prime rate less three-fourth point and was 2.50% at June 30, 2011.  The Company’s operating line-of-credit outstanding balances as of June 30, 2011 and December 31, 2010 were zero, respectively.

The Company’s operating line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of June 30, 2011 and December 31, 2010, the Company was in compliance with all covenants.

In June 2011, the Company entered into a five-year revolving equipment loan with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment loan is fixed at 3.05%.  The proceeds of this equipment loan will be used to upgrade old outdated equipment and to add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico segments.  At June 30, 2011, the Company had taken no draws against its equipment loan.

Note 5:  Stock Options

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

On June 15, 2011, the Company has granted awards in the form of incentive stock options to its key employees for up to 1,170,000 shares of common stock.  Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

The stock-based compensation expense was included in general and administrative expense in the amount of $5,396.  ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options at date of issuance on June 15, 2011:

Expected volatility	87%	-
Expected dividends	0%	-
Expected terms (in years)	6.92	-
Risk-free rate	1.55%	-
Forfeiture rate	0%	-

A summary of option activity as of June 30, 2011, and changes during the period then ended is presented below:

	Options	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at March 31, 2010	0	$0	0	$0
Options granted	1,170,000	1.02	6.92	906,565
Options exercised	0	0	0	0
Options forfeited or expired	0	0	0	0
Outstanding at June 30, 2011	1,170,000	$1.02	6.92	$906,565

Exercisable at June 30, 2011	0	$0	0	$0

There were no options exercised during the three months ended June 30, 2011.

Note 6:  Related Party Transaction

The Company entered into a lease agreement with Powin Pacific Properties, LLC, which is owned by Joseph Lu, a major shareholder of the Company.  The lease term is 122 months, commencing on June 1, 2011, with monthly rental fixed at $35,180.  Minimum future rental payments under the agreement having remaining terms in excess of 1 year as of June 30, 2011 for each of the next 5 years and in the aggregate are:

Year Ended June 30,	Amount
2012	$422,160
2013	422,160
2014	422,160
2015	422,160
2016	422,160
Subsequent to 2016	2,145,980

Total minimum future rental payments	$4,256,780

Note 7:  Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2011, the date the financial statements were issued.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Results of Operations

The following table set forth key components of the Company’s results of operations (unaudited), for the three and six month periods ended June 30, 2011 and 2010, in dollars of sales revenue and its key segment’s revenue and cost.

	Three-months Mar 31, 2011	Three-months Mar 31, 2010	$ Change	% Change	Six-months Mar 31, 2011	Six-months Mar 31, 2010	$ Change	% Change
Sales
OEM	11,539,065	13,152,838	(1,613,773)	-12.3%	20,734,722	22,134,990	(1,400,268)	-6.3%
QBF	1,005,298	1,102,600	(97,302)	-8.8%	2,493,365	1,815,220	678,145	37.4%
Mexico	0	0	0	0.0%	0	0	0	0.0%
Powin DC	100,085	164,446	(64,361)	-39.1%	205,573	219,744	(14,171)	-6.4%
Maco	84,739	130,277	(45,538)	-35.0%	166,284	236,293	(70,009)	-29.6%
CPP	145	0	145	100.0%	4,537	0	4,537	100.0%
Powin Energy	2,360	0	2,360	100.0%	78,640	0	78,640	100.0%
RealForce-Powin	0	0	0	0.0%	0	0	0	0.0%
Gladiator	0	0	0	0.0%	0	0	0	0.0%
Total sales	12,731,692	14,550,161	(1,818,469)	-12.5%	23,683,121	24,406,247	(723,126)	-3.0%
Cost of sales
OEM	10,051,265	11,724,939	(1,673,674)	-14.3%	17,960,350	19,601,030	(1,640,680)	-8.4%
QBF	1,131,608	1,047,542	84,066	8.0%	2,524,710	1,783,339	741,371	41.6%
Mexico	0	0	0	0.0%	0	0	0	0.0%
Powin DC	0	0	0	0.0%	0	0	0	0.0%
Maco	65,415	118,676	(53,261)	-44.9%	128,420	186,403	(57,983)	-31.1%
CPP	106	0	106	100.0%	366	0	366	100.0%
Powin Energy	1,610	0	1,610	100.0%	50,348	0	50,348	100.0%
RealForce-Powin	0	0	0	0.0%	0	0	0	0.0%
Gladiator	0	0	0	0.0%	0	0	0	0.0%
Total cost of sales	11,250,004	12,891,157	(1,641,153)	-12.7%	20,664,194	21,570,772	(906,578)	-4.2%
Gross profit	1,481,688	1,659,004	(177,316)	-10.7%	3,018,927	2,835,475	183,452	6.5%
Operating expense
OEM	780,997	853,289	(72,292)	-8.5%	1,567,628	1,542,424	25,204	1.6%
QBF	83,133	14,810	68,323	461.3%	414,727	84,686	330,041	389.7%
Mexico	100,159	0	100,159	100.0%	145,749	0	145,749	100.0%
Powin DC	90,191	53,235	36,956	69.4%	181,365	121,457	59,908	49.3%
Maco	85,878	93,462	(7,584)	-8.1%	173,425	215,431	(42,006)	-19.5%
CPP	55,582	0	55,582	100.0%	105,111	0	105,111	100.0%
Powin Energy	123,083	0	123,083	100.0%	229,143	0	229,143	100.0%
RealForce-Powin	2,490	0	2,490	100.0%	2,490	0	2,490	100.0%
Gladiator	20,530	0	20,530	100.0%	33,436	0	33,436	100.0%
Total Operating Expense	1,342,043	1,014,796	327,247	32.2%	2,853,074	1,963,998	889,076	45.3%
Other income/(expense)	(54,183)	(10,214)	(43,969)	430.5%	(48,698)	(23,171)	(25,527)	110.2%
Pre-tax income (loss)	85,462	633,994	(548,532)	-86.5%	117,155	848,306	(731,151)	-86.2%
Income tax	30,470	195,125	(164,655)	-84.4%	37,670	285,146	(247,476)	-86.8%
Consolidated net income	54,992	438,869	(383,877)	-87.5%	79,485	563,160	(483,675)	-85.9%
Net loss attributable to non-controlling interest in subsidiary	(15,023)	0	(15,023)	100.0%	(21,862)	0	(21,862)	100.0%
Net income attributable to Powin Corporation	70,015	438,869	(368,854)	-84.0%	101,347	563,160	(461,813)	-82.0%

Results of Operations (Continues)

Consolidated net revenues for the three-month period ended June 30, 2011, were down 12.5% or approximately $1.8 million from the same period of 2010.  The Company’s OEM segment net revenues decreased 12.3% or approximately $1.6 million, the QBF segment net revenues decreased 8.8% or approximately $97 thousand, the Maco segment net revenues decreased 35% or approximately $45 thousand and the Wooden segment net revenues decreased 39.1% or approximately $64 thousand.  The Company’s OEM segment sales are down primarily due to one customer which lost one of their major national chain store customers in June 2011, impacting OEM June sales by approximately $3 million.  The OEM management is working with its customer, and its vendor, to offer better margins that may be passed on and, to help attract additional opportunities for this OEM customer.  Further, the Company’s management also feels that once again the un-certainty in the economy is impacting the Company’s OEM customers and may continue into this year’s third and fourth quarters.  The Company’s QBF segment’s decrease in sales is related to its primary customer not increasing its orders to the levels expected in this first and second quarters of 2011 and, as reported in the Company’s report on FORM 10-Q dated March 31, 2011, QBF had to take a 25% reduction in its pricing in 2010, which had a negative impact to QBF’s first quarter sales which is continuing to impact this segment’s sales.  The Company’s management is continuing to negotiating with QBF and its primary customer to return pricing back to 2010 levels, but if the Company’s management is not successful, QBF will continue to experience negative impacts coming from its primary customer.  However, as announced on July 7, 2011, the QBF segment signed a program with a new customer (LiteSolar) which is a major installer of carports structures that incorporate solar and energy devices which are installed throughout Oregon, Hawaii, California and Louisiana.  The Wooden segment (name change to Powin DC) sales are down primarily due to one of the OEM’s segment customers loosing a customer which that customer used the warehousing services of Powin DC.  The Maco segment’s net revenue decrease is primarily due to continued slow demand for the MACO furniture line on the west coast and this segment’s east coast program is not expected to materialize until the third and fourth quarters of 2011.

However, the MACO segment continues to show net losses in its operations and management cannot assure that this segment can continue to be a going concern.

The new segments the Company created in 2010 and 2011, CPP, PRER (now Powin Energy), Gladiator or joint-ventured, Mexico and RealForce are still in the start-up stages, but are due to start showing returns in the Company’s third and fourth quarters of 2011.

Consolidated cost of sales are down 12.7% or approximately $1.6 million for the three-month period ended June 30, 2011, when compared with the same period in 2010.  As a percent of net revenue, consolidated cost of sales was 88.4% for the three-month period ended June 30, 2011, compared to 88.6% for the same period in 2010.

Consolidated gross profits decreased approximately $177 thousand, but as a percent of net revenues gross profit was 11.6% for the three-month period ended June 30, 2011, compared to 11.4% for the same period in 2010.

Consolidated operating expenses for the three-month period ended June 30, 2011, increased 31.7% or approximately $322 thousand from the same period in 2010, primarily due to the Company’s investments in its new segments.  As a percent of net revenues, operating expenses for the three-month period ended June 30, 2011, was 10.5% compared to 7% for the same period in 2010.  The following table is reflective of the changes in operating expenses in dollars and percentage of change for the three-month periods ended March 31.

	2011	2010	Change	% Change
Salaries & Related	$821,207	$676,823	$144,384	21.3%
Advertising	23,565	6,879	16,686	242.6%
Professional Services	253,638	177,797	75,841	42.7%
All Other	243,632	153,297	90,335	58.9%
TOTAL	$1,342,042	$1,014,796	$327,246	32.2%

Results of Operations (Continued)

Consolidated net revenues for the six-month period ended June 30, 2011, were down 3% or approximately $723 thousand from the same period of 2010.  The Company’s OEM segment net revenues decreased 6.3% or approximately $1.4 million, the QBF segment net revenues increased 37.4% or approximately $678 thousand dollars, the Maco segment net revenues decreased 29.6% or approximately $70 thousand dollars and the Wooden segment net revenues decreased 6.9% or approximately $14 thousand.  As reported above the primary decrease in sales of the OEM segment is primarily due to one customer which lost one of their major national chain store customers in June 2011 impacting OEM June sales by approximately $3 million. The Company’s QBF segment’s very favorable increase in net revenues is related to a new product it manufactured for a new customer that was sold throughout Costco stores during the month of January 2011, bringing new sales of $775 thousand to the segment.  However, QBF’s primary customer has not increased its orders to the levels expected for the six-month period ended June 30, 2011 and, QBF is also continuing to be negatively impacted by the 25% reduction in its pricing take by this customer in 2010, leaving the core sales of this segment flat when compared to 2010.  As reported above the Company’s management is negotiating with QBF and its primary customer to return pricing back to 2010 levels, but if the Company’s management is not successful, QBF will continue to experience negative impacts to its sales in 2011 by approximately $225 thousand dollars per quarter.  As reported above however, the Company announced on July 7, 2011, the QBF segment has signed a program with a new customer (LiteSolar), which is a major installer of carport structures that incorporate solar and energy devices which are installed throughout Oregon, Hawaii, California and Louisiana and will be discussed further in PART II under Other Information.  The Maco segment’s net revenue decrease is primarily due to continued slow demand for the MACO furniture line on the west coast; therefore, the Company’s management entered into an agreement to have the MACO furniture line sold and distributed through furniture distributors on the east coast, where management believes 75% of all U.S, furniture is sold and this program is not expected to materialize until the Company’s third and fourth quarters of 2011.

However, the MACO segment continues to show net losses in its operations and management cannot assure that this segment can continue to be a going concern.

The new segments the Company created in 2010 and 2011, CPP, PRER (now Powin Energy), Gladiator or joint-ventured, Mexico and RealForce are still in the start-up stages, but are due to start showing returns in the Company’s third and fourth quarters of 2011.

Consolidated cost of sales are down 4.2% or approximately $906 thousand dollars for the six-month period ended June 30, 2011, when compared to the same period in 2010, and is expected due to the Company’s decrease in net revenues.  However, as a percent of net revenue, consolidated cost of sales was 87.3% for the six-month period ended June 30, 2011, compared to 88.4% for the same period of 2010.

Consolidated gross profits increased $183 thousand but as a percent of net revenues total gross profit was 12.7% for the six-month period ended June 30, 2011, compared to 11.6% for the same period in 2010.

In February 2011, the Company entered into a joint venture establishing a corporation in Mexico whereby Powin Corporation owns 85% of the corporation, with organizational operations and general management processes started.  The Mexico segment will serve as a metal manufacturer to support the Freightliner Corporation’s Mexico operation as well as seek out other metal manufacturing opportunities with other truck and automobile manufacturers in Mexico.  For the quarter ended June 30, 2011, there have been no sales or cost of sales and all operating cost are included in operating expense.

Consolidated operating expense for the six-month period ended June 30, 2011, increased 45% or approximately $884 thousand from the same period in 2010, primarily due to the Company now accruing for certain annual costs, which until 2010 was not a practice of the company; such as bonus compensation accruals of $338 thousand compared to 167 thousand accrued in the same period of 2010 and, the Company recorded royalty expenses of $170 thousand and commissions of $43 thousand related to the QBF segment’s new customer mentioned above.  Further, the Company has increased operating expense because of its new segment activities in the six-month period ended June 30, 2011 of $516 thousand.  As a percent of net revenues, operating expense for the six-month period ended June 30, 2011, was 12%, compared to 8% for the same period of 2010.  However, allowing for the bonus accrual increase and the additional new segment operating expense, operating expenses as a percent of revenues would have been 9.1%, compared to 8% for the same period in 2010.  The following table is reflective of the changes in operating expenses and percentage of change for the six-month period ended June 30.

Results of Operations (Continued)

	2011	2010	Change	% Change
Salaries & Related	$1,578,561	$1,166,409	$412,152	35.3%
Advertising	76,827	25,775	51,052	198.1%
Professional Services	571,626	402,804	168,822	41.9%
All Other	626,060	369,010	257,050	69.7%
TOTAL	$2,853,074	$1,963,998	$889,076	45.3%

Liquidity and Capital Resources

The Company finances its operations primarily through cash flows generated from operations and borrowings from the Company’s line-of-credit.  For the sixe-month period ended June 30, 2011, cash used by operating activities was $601 thousand compared to $22 thousand provided by operating activities during the same period in 2010.  Cash used in investing activities was $287 thousand in the six-month period ended June 30, 2011, to replace manufacturing equipment, compared to $185 thousand used in investing activities in the same period of 2010, to replace equipment.  The Company did not require and did not use cash from financing activities in the six-month period ended June 30, 2011, compared to cash used from financing activities including net repayments of $650 thousand to pay off the Company’s existing credit lines in the same period of 2010.

The ratio of current assets to current liabilities was 1.85 at June 30, 2011, compared to 2.19 at December 31, 2010.  Quick liquidity (current assets minus inventories divided by current liabilities) was 1.29 at June 30, 2011 compared to 1.53 at December 31, 2010.  At June 30, 2011, the Company had working capital of $6.5 million compared to working capital of $6.5 million dollars at December 31, 2010.  Average day’s sales outstanding on trade accounts receivable at June 30, 2011, was 47 days compared to average days sales outstanding of 45 days at December 31, 2010.

As discussed above, the Company on March 24, 2011 entered into a new line-of-credit with a bank with maximum borrowing capacity of $2,000,000.  The maturity date for the Company’s new line-of-credit is May 15, 2013.  The line-of-credit is secured by all receivables, inventory and equipment and, like the previous lines of credit, the new facility is not personally guaranteed by the Company’s majority stockholder or any shareholder.  Interest is the prime rate less three-fourth percent, which currently was 2.50% as of June 30, 2011.  Interest on the prior line-of-credit was the prime rate plus one-half percent.  The outstanding balances at June 30, 2011 and December 31, 2010 were zero, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business such as: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At June 30, 2011 and December 31, 2010 the Company was in compliance with all covenants.

In June 2011, the Company entered into a five-year revolving equipment loan with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment loan is fixed at 3.05%.  The proceeds of this equipment loan will be used to upgrade old outdated equipments and to add new state of the art metal manufacturing equipments to the Company’s QBF and Mexico segments.  At June 30, 2011, the Company had taken no draws against its equipment loan.

Liquidity and Capital Resources (Continued)

The Company’s management believes the current cash and cash flow from operations, including its line-of-credit and revolving equipment loan, will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future.  However, the Company may require additional cash resources due to changing business conditions or to take advantage of other future developments, which may require the Company to seek additional cash by selling additional equity securities or debt securities.  The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Off-Balance Sheet Arrangements.

As of and for the three-months ended June 30, 2011, the Company had no off-balance sheet arrangements.

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

In April 2011, the Company issued 25,000 shares of Common Stock to compensate a consulting firm, at $0.38 per share for a total expense to Legal & Professional expense of $9,500 which is reflected in Stockholders’ Equity as an increase of Common Stock of $25 (par at $0.001 times shares issued of 25,000) and Additional Paid in Capital of $9,475.  Further, the Company discontinued its program of offering Common shares for legal services.

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

In June 2011, the Company issued 21,667 shares of Common Stock to its Board of Director for their services on the board at $1.79 per share booking an expense of $38,784 which is reflected in Stockholders’ Equity as an increase of Common Stock of $2.17 (par at $0.001 times shared issued of 21,667), and Additional Paid in Capital of $38,782.  Each of the original directors received 5,000 shares of Common Stock and a new director received 1,667 shares of Common Stock, for an aggregate of 21,667 shares of Common Stock issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of Common Stock or other securities during the six-month period ended June 30, 2011.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. [REMOVED AND RESERVED]

Item 5.  Other Information.

In April 2010, Company began the process of registering in the Republic of South Africa, to open a branch sales office.  The branch office will be responsible for identifying and pursuing new customer opportunities to further our OEM services and to introduce our current manufactured products into the Republic of South Africa.  In March 2011, our registration was approved, but as of June 30, 2011 no sales have been generated.

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which the Company will hold an 85% controlling interest in the joint venture.  The Mexico Company will provide manufacturing services to the Freightliner Corporation to support its Mexico operations.  In addition, the program will offer manufacturing services to other truck and automobile manufacturers to further the growth of Powin Corporation.

In June 2011, at the Shareholders’ meeting, the Shareholders ratified the POWIN 2011 employee stock option plan (“the Plan”), whereby of the Company’s 600,000,000 common shares authorized, 30,000,000 common shares have been dedicated to the Plan.  Following the meeting in June, the Company issued stock options to thirty-nine employees totaling 1,170,000 stock options issued, with 184,000 stock options fully vested.  At June 30, 2011, no stock options have been exercised.

The Company will value the stock option awards estimated on the date of grant using the Black-Scholes option-price model.  The expected term of the awards granted represents the period of time the awards are expected to be outstanding.  As the Company has only been a public company since March 31, 2010 and the Company’s stock has only traded since September 2010, expected volatility is based on historical volatility, for a period consistent with the expected option term of peer publicly-traded companies.  The risk-free interest rate is based on U.S. Treasury bond rates with maturities equal to the expected term of the option on the grant date.  With respect to employees being grated stock options, the Company’s turnover rate is zero; therefore, the Company has no data to use as a base to estimate the probability of forfeiture.

The fair value of options granted during the three and six month period ended June 30, 2011, were determined using the following weighted average assumptions.

	Three-months June 30, 2011	Three-months June 30, 2011
Dividend yield	0	0
Expected volatility	86.8%	86.8%
Risk-free interest rate	1.6%	1.6%
Term in years	6.9	6.9

Stock option activity for the three and six month periods ended June 30, 2011, were as follows.

	Shares of stock under option	Weighted average exercise price

Options outstanding at December 31, 2010	0	$0
Options granted	1,170,000	1.02
Options exercised	0	0
Options forfeited or expired	0	0
Options outstanding at June 30, 2011	1,170,000	$1.02

Vested and expected to vest in the future as of June 20, 2011	1,170,000	$1.02

For the three and six month periods ended June 30, 2011, compensation expense recognized related to stock option as a result of the fair value method was $5,396 and is reflect in Operating expense.

In June 2011, the Company entered into a 10-year lease and moved to a new facility located at 20550 SW 115th Ave., Tualatin, OR 97062, which will accommodate the needs of the Company’s corporate offices and provide office and warehousing space to five of its other wholly-owned affiliates, with a related party Powin Pacific Properties, LLC, a company owned by Joseph Lu, the CEO and President of Powin Corporation.  Further, the company ended its month-to-month lease on the facilities that housed its corporate offices located in Tigard Oregon, ended the month-to-month leases on two other warehousing facilities leased from Tri-County Industrial Park, in Tualatin Oregon, which accommodated the companies Powin DC affiliate and, ended the month-to-month leases with Powin Pacific Properties, LLC, on two warehouses and one office located at 14325 N.E. Air Port Way, Portland, Oregon which accommodated the company's Maco Furniture affiliate.

In July 2011, Quality Bending & Fabrication (QBF), entered into a two year $7 million dollar program with LiteSolar to provide parts and components for their carport structures and, received its first Purchase Order from LiteSolar (www.litesolar.com) for $56 thousand dollars.  LiteSolar, a major installer of carport structures that incorporate solar and energy storage in commercial and multi-family settings.  The initial order from QBF will allow LiteSolar to install its carport structures in Oregon, Hawaii, California and Louisiana.  LiteSolar provides “Green Energy” that cuts electric costs up to 15 percent at commercial sites using photovoltaic energy systems and allows apartment owners to upgrade parking lot lighting with less expensive solar energy.

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

August 12, 2011

By /s/ Joseph Lu

Joseph Lu

Chief Executive Officer

(Principal Executive Officer)

By /s/ Ronald Horne

Ronald Horne

Chief Financial Officer

(Principal Financial Officer)