Form 10-Q
period 2011-09-30
POWIN CORP
filed 2011-11-14
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 30, 2011, there were 162,122,538 shares of Common Stock, $0.001 par value, outstanding and 6,009 shares of Preferred Stock, $100 par value, outstanding.

POWIN CORPORATION
Index

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
	Note Regarding Forward Looking Statements	13
	Overview	13
	Critical Accounting Policies	13
	Results of Operations	14
	Liquidity and Capital Resources	17
	Off-Balance Sheet Arrangements	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II.  OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
Condensed Consolidated Balance Sheets

	Sep 30, 2011	Dec 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$2,957,658	$3,356,460
Trade accounts receivable, net of allowances for doubtful accounts of $2,100 and $347,744, respectively	4,621,802	5,032,531
Other receivables	356,292	4,165
Inventory	4,628,349	2,446,819
Prepaid expenses	211,714	122,874
Deposits	56,284	361,501
Deferred tax asset	629,083	629,083
Total current assets	13,461,182	11,953,433
Intangible assets	12,491	12,176
Property and equipment, net	1,254,722	1,082,346
TOTAL ASSETS	$14,728,395	$13,047,955
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$6,061,496	$4,852,819
Accrued payroll and other accrued liabilities	758,899	616,560
Notes payable-current portion	100,000	0
Total current liabilities	6,920,395	5,469,379
Long-Term Liabilities
Notes payable-less current portion	400,000	0
Total liabilities	7,320,395	5,469,379
Stockholders' equity
Preferred stock, $100 par value, 25,000,000 shares authorized; 6,009 and 5,660 shares issued and outstanding, respectively	600,900	566,000
Common stock, $0.001 par value, 600,000,000 shares authorized; 162,147,538 and 161,980,879 shares issued and outstanding, respectively	162,148	161,981
Additional paid-in capital	9,006,724	8,852,130
Accumulated other comprehensive income (loss)	(26,756)	0
Accumulated deficit	(2,292,447)	(2,001,535)
Minority interest in subsidiaries	(42,569)	0
Total stockholders' equity	7,408,000	7,578,576
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$14,728,395	$13,047,955

POWIN CORPORATION
Condensed Consolidated Statements of Operations

	Three-months ended Sept 30, 2011	Three-months ended Sept 30, 2010	Nine-months ended Sept 30, 2011	Nine-months ended Sept 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue- net	$10,367,793	$15,086,481	$34,050,914	$39,492,728
Cost of sales	9,296,089	13,359,211	29,960,283	34,929,983
Gross profit	1,071,704	1,727,270	4,090,631	4,562,745
Operating expenses	1,503,924	1,135,047	4,356,998	3,099,046
Operating (loss) income	(432,220)	592,223	(266,367)	1,463,699
Other income (expense) non-operating
Other income	42,330	8,590	76,988	10,951
Interest – net	0	0	656	(4,121)
Gain (loss) on sales of assets	0	(25,729)	(30,529)	0
Other expense	(60,746)	21,411	(114,229)	(25,729)
Total other income (expense) non-operating	(18,416)	4,272	(67,114)	(18,899)
(Loss) income before income taxes	(450,636)	596,495	(333,481)	1,444,800
Income taxes	(37,670)	254,548	0	539,694
Net (loss) income	(412,966)	341,947	(333,481)	905,106
Net loss attributable to non-controlling interest in subsidiary	(20,707)	0	(42,569)	0
Net (loss) income attributable to Powin Corporation	(392,259)	341,947	(290,912)	905,106
Earnings per share
Basic	$(0.00)	$0.00	$(0.00)	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.01
Weighted average shares
Basic	162,122,546	161,781,912	162,066,661	161,016,465
Diluted	174,300,219	173,880,070	174,300,219	173,114,623

POWIN CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)

		Three-months ended Sept 30, 2011	Three-months ended Sept 30, 2010		Nine-months ended Sept 30, 2011	Nine-months ended Sept 30, 2010
		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net (loss) income		$(412,966)	$341,947		$(333,481)	$905,106
Other Comprehensive income (loss)
Foreign currency translation adjustment		57,659	0		(26,756)	0

Comprehensive (loss) income		(355,307)	341,947		(360,237)	905,106
Comprehensive loss attributable to non-controlling interest in subsidiary		(20,707)	0		(42,569)	0
Comprehensive (loss) income attributable to Powin Corporation	$	$(334,600)	$341,947	$	$(317,668)	$905,106

POWIN CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended Sept 30, 2011	Nine-Months Ended Sept 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(333,481)	$905,106
Adjustments to reconcile net income to net cash provided by (used) in operating activities
Depreciation	202,368	273,298
Shares issued for service	43,250	10,500
Share based compensation	69,784	17,875
Stock option comp expense	51,127	0
Provision for doubtful accounts	37,667	1,976
Provision for income tax	0	539,694
Changes in operating assets
Increase in trade accounts receivable	373,062	(1,389,596)
(Increase) decrease in other receivables	(352,127)	4,131
Increase in inventories	(2,181,530)	(169,514)
Increase in prepaid expenses	(88,840)	(33,819)
(Increase) decrease in deposits	305,217	15,891
Changes in operating liabilities
Increase in trade accounts payable	1,208,677	970,484
Increase (decrease) in accrued payroll and other liabilities	142,340	(110,293)
Increase decrease in deferred taxes	0	70,673
Net cash (used in) provided by operating activities	(522,486)	1,106,406
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of intangible assets	(315)	(2,588)
Capital expenditures	(374,745)	(192,956)
Proceeds from investment in joint venture	25,500	0
Net cash flows used in investing activities	(349,560)	(195,544)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Payments under line-of-credit	0	(650,000)
Net proceeds from long-term borrowing	500,000	0
Net cash flows provided by (used in) financing activities	500,000	(650,000)
Impact of foreign exchange translation on cash	(26,756)	-
Net (decrease) increase in cash	(398,802)	260,862
Cash at beginning of period	3,356,460	1,340,441
Cash at end of period	$2,957,658	$1,601,303
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$0	$4,189
Income tax paid	$250,000	$252,130

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements.  Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the other interim periods or for the full year then ended December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities Exchange Commission.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At September 30, 2011 and December 31, 2010, respectively, the Company had no cash equivalents.

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

	Sept 30, 2011	Dec 31, 2010
Raw Materials	$190,909	$240,779
Work in Progress	261,448	245,359
Finished Goods	4,175,992	1,960,681
	$4,628,349	$2,446,819

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment assets are recorded at cost.  Depreciation is on a straight-line basis over the estimated useful lives of the asset.  Leasehold improvements for space leased on a month-to-month basis are expensed when incurred.  Expenditures for renewals and betterments are capitalized.  Expenditures for minor items, repairs and maintenance are charged to operations as incurred.  Any gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.  Depreciation expense for the three-month period ended September 30, 2011 and 2010 were $60,872 and $94,775, respectively.  Depreciation expense for the nine-month period ended September 30, 2011 and 2010 were $202,368 and $273,298, respectively.

Intangible Assets

Intangible assets consist of costs associated with the application and acquisition of the Company’s patents and trademarks.  Patent application costs are capitalized and amortized over the estimated useful life of the patent, which generally approximates its legal life.  The Company did not have any amortization expense for the three and nine months ended September 30, 2011 and 2010, respectively.

Impairment of Long-Lived and Intangible Assets

The Company periodically reviews the carrying amounts of its property, equipment and intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that its long-lived assets as of September 30, 2011 and December 31, 2010 were not impaired.

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

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Advertising

The Company expenses the cost of advertising as incurred.  For the three-month period ended September 30, 2011 and 2010, the amount charged to advertising expense was $28,878 and $23,129, respectively.  Advertising expense for the nine-month period ended September 30, 2011 and 2010 were $105,705 and $48,904, respectively.

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

As of September 30, 2011 and 2010, there were 11,031,758 and 11,031,758 warrants outstanding and 6,009 and 5,332 convertible Preferred shares, respectively (convertible to 1,201,800 and 1,066,400 Common Shares) that are included in the computation of diluted earnings per share however, the dilutive shares had no impact to earning per share.

Foreign Currency Translation

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which the Company will hold an 85% majority interest.  The functional currency is the Mexican Peso.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-period rates while income and expenses are translated at the average of the beginning and end of period rate.  Translation gains or losses related to net assets are shown as a separate component of stockholders’ equity as accumulated other comprehensive income.  At September 30, 2011 and December 31, 2010, the cumulative translation adjustment was $26,756 and zero, respectively.  Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in other comprehensive income.  For the three-month period ended September 30, 2011 and 2010, the foreign currency translation adjustment to other comprehensive income was $57,659 and zero, respectively.  For the nine-month period ended September 30, 2011 and 2010, the foreign currency translation adjustment to other comprehensive income was $26,756 and zero, respectively.

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

Note 3:  Concentration of Credit Risk

At September 30, 2011, three customers accounted for 68% of the Company’s trade receivables, with no amounts in excess of 90 day past due.  At December 31, 2010, these same three customers accounted for 57% of the Company’s trade receivables with no amounts in excess of 90 days past due.  Trade accounts receivable past due over 90 days at September 30, 2011 and December 31, 2010, were $48,914 and $407,971 respectively.  Management does not normally require collateral for trade accounts receivable.  The Company’s allowance for doubtful accounts as of September 30, 2011 and December 31, 2010 was $2,100 and $347,744, respectively.

For the nine-month period ended September 30, 2011, the Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 72.9% of total accounts payable.  For the year ended December 31, 2010, these same three suppliers accounted for 65% of total accounts payable.  Further, the Company was required to make deposit payments to vendors for products being imported from Europe.  In September 2011, the Company was informed of the bankruptcy proceedings of the company in Europe and, after various discussions on asset recovery and legal issues with courts in Europe, the Company wrote off its prepaid deposits of $346,137, recording $308,470 to allowance for doubtful accounts and recording an additional expense to bad debt of $37,667.

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

Note 4:  Bank Line-of-Credit

At December 31, 2010, the Company had a short-term operating line-of-credit with a bank with maximum borrowings available of $1,750,000, with a maturity date of March 1, 2011.  In February 2011 the Company requested an extension, which was granted, so it could renegotiate its banking facility’s terms and fees.  On March 24, 2011 the Company signed a new banking facility with the same bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013 and, like the previous line-of-credit, the new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  Further, interest on the previous operating line-of-credit was indexed to the prime rate plus one-half point and was 3.75% at December 31, 2010, the new line-of-credit is indexed to the prime rate less three-fourth point and was 2.50% at September 30, 2011.  The Company’s operating line-of-credit outstanding balances as of September 30, 2011 and December 31, 2010 were zero, respectively.

The Company’s operating line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of September 30, 2011 and December 31, 2010, the Company was in compliance with all covenants.

In June 2011, the Company entered into a five-year revolving equipment loan with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment loan is fixed at 3.05%.  The proceeds of this equipment loan will be used to upgrade old outdated equipment and to add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico segments.  At September 30, 2011, the Company’s revolving equipment loan balance was $500,000.

Note 5:  Stock Options

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for up to 1,170,000 shares of common stock.  In the three-month period ended September 30, 2011, three employees left the Company electing not to exercise their vested options and 60,000 incentive stock options were forfeited.  Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

The stock-based compensation expense included in general and administrative expense for the three and nine-month periods ended September 30, 2011, is $45,731 and $51,127, respectively.  ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

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

The following assumptions were used to determine the fair value of the options at date of issuance on June 15, 2011:

Expected volatility	87%
Expected dividends	0%
Expected terms (in years)	6.92
Risk-free rate	1.55%
Forfeiture rate	0%

Note 5:  Stock Options (Continued)

A summary of option activity as of September 30, 2011, and changes during the period then ended is presented below:

	Options	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at March 31, 2010	0	$0	0	$0
Options granted	1,170,000	1.02	6.92	906,565
Options exercised	0	0	0	0
Options forfeited or expired	(60,000)	0	0	(46,490)
Outstanding at September 30, 2011	1,110,000	$1.02	6.92	$860,475

Exercisable at September 30, 2011	0	$0	0	$0

There were no options exercised during the three and nine months periods ended September 30, 2011.

Note 6:  Related Party Transaction

The Company entered into a lease agreement with Powin Pacific Properties, LLC, which is owned by Joseph Lu, a major shareholder of the Company.  The lease term is 122 months, commencing on June 1, 2011, with monthly rental fixed at $35,180.  Minimum future rental payments under the agreement having remaining terms in excess of 1 year as of September 30, 2011 for each of the next 5 years and in the aggregate are:

Year Ended September 30	Amount
2012	$422,160
2013	422,160
2014	422,160
2015	422,160
2016	422,160
Subsequent to 2016	2,040,440

Total minimum future rental payments	$4,151,240

Note 7:  Joint Venture

In February 2011, the board of directors approved to establish a joint venture company in Mexico whereby Powin Corporation will hold an 85% controlling interest in the new company and whereby the Mexico company will provide metal manufacturing services that will mirror the operations to QBF Inc., a wholly owned company of Powin Corporation, in alignment with its program with Freightliner Corporation, and will provide other metal manufacturing services to further the growth of the joint venture.

In May 2011, the Company entered into a strategic cooperation joint venture agreement with Shandong RealForce Enterprises Co., Ltd., Jining City, Shandong Province, China, to establish a joint venture company, RealForce-Powin Joint Venture Company, whereby Powin Corporation will hold a 49% controlling interest in the joint venture.  The joint venture will produce, market and sell lithium-ion batteries, storage batteries, energy storage power plants, solar cells and related energy products.  The joint venture agreement calls for Shandong RealForce Enterprises Co., Ltd., to produce the products in China with the joint venture company, RealForce-Powin Joint Venture Company, providing marketing, selling and distribution services throughout the United States, Canada and Mexico

Note 8  Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 11, 2011, the date the financial statements were issued.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Results of Operations

The following table set forth key components of the Company’s results of operations (unaudited), for the three and nine-month period ended September 30, 2011 and 2010, in dollars of sales revenue and its key segment’s revenue and cost.

	Three-months Sept 30, 2011	Three-months Sept 30, 2010	$ Change	% Change	Nine-months Sept 30, 2011	Nine-months Sept 30,2010	$ Change	% Change
Sales
OEM	8,801,556	13,569,243	(4,767,687)	-35.1%	29,536,278	35,704,233	(6,167,955)	-17.3%
QBF	1,436,206	1,194,122	242,084	20.3%	3,929,571	3,009,342	920,229	30.6%
Mexico	0	0	0	0.0%	0	0	0	0.0%
Powin DC	48,353	215,738	(167,385)	-77.6%	253,926	435,482	(181,556)	-41.7%
Maco	55,241	107,378	(52,137)	-48.6%	221,525	343,671	(122,146)	-35.5%
CPP	10,500	0	10,500	100.0%	15,037	0	15,037	100.0%
Powin Energy	2,774	0	2,774	100.0%	81,414	0	81,414	100.0%
RealForce-Powin	12,733	0	12,733	100.0%	12,733	0	12,733	100.0%
Gladiator	430	0	430	100.0%	430	0	430	100.0%
Total sales	10,367,793	15,086,481	(4,718,688)	-31.35	34,050,914	39,492,728	(5,441,814)	-13.8%
Cost of sales
OEM	7,639,047	12,137,929	(4,498,882)	-37.1%	25,599,397	31,738,959	(6,139,562)	-19.3%
QBF	1,583,386	1,120,280	463,106	41.3%	4,108,096	2,903,619	1,204,477	41.5%
Mexico	0	0	0	0.0%	0	0	0	0.0%
Powin DC	0	0	0	0.0%	0	0	0	0.0%
Maco	59,165	101,002	(41,837)	-41.4%	187,585	287,405	(99,820)	-34.7%
CPP	-	0	0	0.0%	366	0	366	100.0%
Powin Energy	1,830	0	1,830	100.0%	52,178	0	52,178	100.0%
RealForce-Powin	12,606	0	12,606	100.0%	12,606	0	12,606	100.0%
Gladiator	55	0	55	100.0%	55	0	55	100.0%
Total cost of sales	9,296,089	13,359,211	(4,063,122)	-30.4%	29,960,283	34,929,983	(4,969,700)	-14.2%
Gross profit	1,071,704	1,727,270	(655,566)	-38.0%	4,090,631	4,562,745	(472,114)	-10.3%
Operating expense
OEM	865,123	854,108	11,015	1.3%	2,432,751	2,396,533	36,218	1.5%
QBF	87,226	25,112	62,114	247.3%	501,953	109,798	392,155	357.2%
Mexico	126,077	0	126,077	100.0%	271,826	0	271,826	100.0%
Powin DC	91,367	134,695	(43,328)	-32.2%	272,732	256,152	16,580	6.5%
Maco	100,741	121,132	(20,391)	-16.8%	274,166	336,563	(62,397)	-18.5%
CPP	61,544	0	61,544	100.0%	166,655	0	166,655	100.0%
Powin Energy	138,629	0	138,629	100.0%	367,772	0	367,772	100.0%
RealForce-Powin	9,684	0	9,684	100.0%	12,174	0	12,174	100.0%
Gladiator	23,533	0	23,533	100.0%	56,969	0	56,969	100.0%
Total Operating Expense	1,503,924	1,135,047	368,877	32.5%	4,356,998	3,099,046	1,257,952	40.6%
Other income/(expense)	(18,416)	4,272	(22,688)	-531.15	(67,114)	(18,899)	(48,215)	255.1%
Pre-tax income (loss)	(450,636)	596,495	(1,047,131)	-175.55	(333,481)	1,444,800	(1,778,281)	-123.1%
Income tax	(37,670)	254,548	(292,218)	-114.8%	-	539,694	(539,694)	FALSE
Consolidated net income	(412,966)	341,947	(754,913)	-220.8%	(333,481)	905,106	(1,238,587)	-136.8%
Net loss attributable to non-c ontrolling interest in subsidiary	(20,707)	0	(20,707)	100.0%	(42,569)	0	(42,569)	100.0%
Net income attributable to Powin Corporation	(392,259)	341,947	(734,206)	-214.7%	(290,912)	905,106	(1,196,018)	-132.1%

Results of Operations (Continued)

Consolidated net revenues for the three-month period ended September 30, 2011, were down 31.3% or approximately $4.7 million from the same period of 2010.  The Company’s OEM segment net revenues decreased 35.1% or approximately $4.8 million, the QBF segment net revenues increased 20.3% or approximately $242 thousand, the Maco segment net revenues decreased 48.6% or approximately $52 thousand and the Wooden segment net revenues decreased 77.6% or approximately $167 thousand, while the Company’s new segments, CPP, Powin Energy, RealForce-Powin and Gladiator is beginning to realize revenues and in aggregate recorded revenues of approximately $26 thousand.

As reported by the Company in its second quarter financial results for the three-month period ended June 30, 2011 on FORM 10-Q, the Company’s OEM segment sales were negatively impacted by one customer, which lost one of its major national chain store customers in June 2011, with the Company further expecting the impact to also affect its sales in the third and fourth quarters of 2011.  The negative impact to the OEM segment’s sales for the three-month period ended September 30, 2011 was approximately $5.7 million.  The Company’s management continues to believe the un-certainty in the economy is impacting the Company’s OEM customers.  However, purchase orders received in September 2011 from this same OEM customer are demonstrating a return of sales back to the levels the company experienced in its fourth quarter 2010, which will diminish the negative impact the company was expecting in its fourth quarter 2011.  Further, the Company's OEM segment’s sales and marketing program, initiated in 2010, is beginning to show positive movement with signing new customers it has been working with for several months.  New customer sales for the three-month period ended September 30, 2011 was approximately $381 thousand.

The Company’s QBF segment’s increase in sales is related to its primary customer increasing its orders due to increases in its production volumes and, to a new California customer (LiteSolar) QBF acquired, through the efforts of a sister segment POWIN Energy, to provide parts and components for carport structures that incorporate solar and renewable energy storage devices, which the Company mentioned in its second quarter 2011 report on FORM 10-Q.  Sales to this new customer in the three-month period ended September 30, 2011 was approximately $96.5 thousand.  Further discussion on this customer is provided below under, Item 5. Other Information.  However, as reported in the Company’s reports on FORM 10-Q dated March 31, 2011 and June 30, 2011, QBF had to take a 25% reduction in its pricing in 2010, which continues to have a negative impact to QBF’s sales and its margin.  Management is continuing to negotiating with this QBF customer to return pricing back to 2010 levels.

The Wooden segment (name change to Powin DC) sales are down primarily due to one of the OEM segment’s customers losing a customer which that customer used the warehousing services of Powin DC and, from sales this segment had in 2010 from the selloff of old cabinet inventory.

The Maco segment’s net revenue decrease is primarily due to continued slow demand for the MACO furniture line on the west coast and this segment’s east coast program, which the company hoped would materialize in the third and fourth quarters of 2011, is now not expected to materialize until the fourth quarter of 2011.  Further, as previously reported, the MACO segment continues to show net losses in its operations and management cannot assure that this segment can continue to be a going concern.

The new segments the Company created in 2010 and 2011, CPP, PRER (now POWIN Energy), Gladiator or it joint-ventured, Mexico and RealForce, are still in the start-up stages, but are showing minor returns on investments made by the Company, with the greatest amount of activity for revenue generation coming from the POWIN Energy segment.  Accomplishments achieved by the Powin Energy segment for the three-month period ended September 30, 2011, consist of the following.

•
Finalized agreement with Affiliated Distributors (press release August 11, 2011), which will gave POWIN Energy immediate access to several hundred electrical distributors with over 1500 branch operations in the US and Canada.  A direct marketing campaign began and management believes POWIN Energy will post stronger revenues in the Company's fourth-quarter 2011.

•
POWIN Energy received its first significant purchase order for approximately $400,000 from LiteSolar (press release September 21, 2011) for lithium rechargeable batteries and was instrumental in procuring a purchase order in the amount of $150,000 for the Company's QBF segment from LiteSolar.  Additional expectations and future growth of the company's POWIN Energy segment is discussed further below under, Item 5.  Other Information.

Results of Operations (Continued)

Consolidated cost of sales for the three-month period ended September 30, 2011, are down 30.4% or approximately $4.1 million when compared with the same period in 2010.  As a percent of net revenue, consolidated cost of sales was 88.0% for the three-month period ended September 30, 2011, compared to 88.4% for the same period in 2010.

Consolidated gross profits for the three-month period ended September 30, 2011, decreased approximately $655 thousand when compared with the same period in 2010, and as a percent of net revenues gross profit was 10.3% for the three-month period ended September 30, 2011, compared to 11.4% for the same period in 2010.

Consolidated operating expenses for the three-month period ended September 30, 2011, increased 32.5% or approximately $369 thousand from the same period in 2010, primarily due to the Company’s investments in its new segments.  As a percent of net revenues, operating expenses for the three-month period ended September 30, 2011, was 14.5% compared to 7.5% for the same period in 2010.  The following table is reflective of the changes in operating expenses in dollars and percentage of change for the three-month periods ended March 31.

	For the three-months ended Sept 30,
	2011	2010	Change	% Change
Salaries & Related	$912,259	$675,115	$237,144	35.1%
Advertising	28,878	23,129	5,749	24.9%
Professional Services	263,019	201,270	61,749	30.7%
All Other	299,768	235,533	64,235	27.3%
TOTAL	$1,503,924	$1,135,047	$368,877	32.5%

Consolidated net revenues for the nine-month period ended September 30, 2011, were down 13.8% or approximately $5.4 million from the same period of 2010.  The Company’s OEM segment net revenues decreased 17.3% or approximately $6.2 million, the QBF segment net revenues increased 30.6% or approximately $920 thousand dollars, the Maco segment net revenues decreased 35.5% or approximately $122 thousand dollars and the Wooden segment (re-named Powin DC) net revenues decreased 41.7% or approximately $182 thousand.

 As reported above, the primary decrease in sales of the OEM segment is primarily due to one customer, which lost one of its major national chain store customers in June 2011 negatively impacting the OEM sales in the nine-month period ended September 30, 2011, by approximately $8.6 million.  The Company’s QBF segment favorable increase in net revenues is related to a new product it manufactured for a new customer that was sold throughout Costco stores during the month of January 2011, bringing new sales of $775 thousand to this segment and, as mentioned above, an additional new customer, LiteSolar, which generated approximately $96.5 thousand in new sales.  Further, QBF’s primary customer has now increased its orders, which provided additional sales of approximately $145 thousand for the nine-month period ended September 30, 2011.  The Maco segment’s net revenue decrease is primarily due to continued slow demand for the MACO furniture line on the west coast and, this segment East Coast sales and marketing program is just now starting to show activity but the Company’s management does not expect any material returns until in the company's fourth-quarter 2011.  However, the MACO segment continues to show net losses in its operations and management cannot assure that this segment can continue to be a going concern.

The new segments the Company created in 2010 and 2011, CPP, PRER (now POWIN Energy), Gladiator or it joint-ventured, Mexico and RealForce, are still in the start-up stages, but are showing minor returns on investments made by the Company, with the greatest amount of activity for revenue generation coming from the POWIN Energy segment, which has been discussed above.

Consolidated cost of sales for the nine-month period ended September 30, 2011, are down 14.2% or approximately $5 million when compared to the same period in 2010, which is expected due to the Company’s decrease in net revenues.  As a percent of net revenue, consolidated cost of sales was 88% for the nine-month period ended September 30, 2011, compared to 88.4% for the same period of 2010.

Consolidated gross profits decreased approximately $472 thousand and as a percent of net revenues total gross profit was 12% for the nine-month period ended September 30, 2011, compared to 11.6% for the same period in 2010.

Results of Operations (Continued)

In February 2011, the Company entered into a joint venture establishing a corporation in Mexico whereby Powin Corporation owns 85% of the corporation, with organizational operations and general management processes started.  The Mexico segment will serve as a metal manufacturer to support the Freightliner Corporation’s Mexico operation as well as seek out other metal manufacturing opportunities with other truck and automobile manufacturers in Mexico.  For the three and nine months ended September 30, 2011, there have been no sales or cost of sales generated from the Mexico program.  All operating costs are included in operating expense.

Consolidated operating expense for the nine-month period ended September 30, 2011, increased 40.6% or approximately $1.2 million when compared to the same period in 2010.  Primarily, most of the increase comes from the Company now accruing for certain annual costs, which until 2010 was not a practice of the company; such as bonus compensation accruals of $495 thousand compared to $333 thousand accrued in the same period of 2010 and, royalty expenses of $170 thousand and commissions of $43 thousand related to the QBF segment’s new customer mentioned above.  Further, the Company increased operating expense because of its new segment activities in the nine-month period ended September 30, 2011 of $875 thousand.  As a percent of net revenues, operating expense for the nine-month period ended September 30, 2011, was 12.8%, compared to 7.8% for the same period of 2010.  However, allowing for the bonus accrual increase and the additional new segment operating expenses, operating expenses as a percent of revenues would have been 9.2%, compared to 7.8% for the same period in 2010.  The following table is reflective of the changes in operating expenses and percentage of change for the nine-month period ended June 30.

	For the Nine-months ended Sept 30,
	2011	2010	Change	% Change
Salaries & Related	$2,490,820	$1,841,524	$649,296	35.3%
Advertising	105,705	48,904	56,801	116.1%
Professional Services	834,645	604,074	230,571	38.2%
All Other	925,828	604,544	321,284	53.1%
TOTAL	$4,356,998	$3,099,046	$1,257,952	40.6%

Liquidity and Capital Resources

The Company finances its operations primarily through cash flows generated from operations and borrowings from the Company’s line-of-credit.  For the nine-month period ended September 30, 2011, cash used by operating activities was $522 thousand compared to $1.1 million provided by operating activities during the same period in 2010.  Cash used in investing activities was $350 thousand in the nine-month period ended September 30, 2011, to replace manufacturing equipment, compared to $195 thousand used in investing activities in the same period of 2010, to replace equipment.  Cash provided from financing activities was $500 thousand from bank barrowings against the Company’s long-term equipment term loan, compared to cash used from financing activities including net repayments of $650 thousand to pay off the Company’s existing credit lines in the same period of 2010.

The ratio of current assets to current liabilities was 1.95 at September 30, 2011, compared to 2.19 at December 31, 2010.  Quick liquidity (cash and receivables divided by current liabilities) was 1.15 at September 30, 2011, compared to 1.53 at December 31, 2010.  At September 30, 2011, the Company had working capital of $6.5 million compared to working capital of $6.5 million at December 31, 2010.  Average day’s sales outstanding on trade accounts receivable at September 30, 2011, was 38 days compared to average days sales outstanding of 45 days at December 31, 2010.

As discussed above, the Company on March 24, 2011 entered into a new line-of-credit with a bank with maximum borrowing capacity of $2,000,000.  The maturity date for the Company’s new line-of-credit is May 15, 2013.  The line-of-credit is secured by all receivables, inventory and equipment and, like the previous lines of credit, the new facility is not personally guaranteed by the Company’s majority stockholder or any shareholder.  Interest is the prime rate less three-fourth percent, which currently was 2.50% as of September 30, 2011.  Interest on the prior line-of-credit was the prime rate plus one-half percent.  The outstanding balances at September 30, 2011 and December 31, 2010 were zero, respectively.

Liquidity and Capital Resources Continued)

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business such as: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At September 30, 2011 and December 31, 2010 the Company was in compliance with all covenants.

In June 2011, the Company entered into a five-year revolving equipment loan with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment loan is fixed at 3.05%.  The proceeds of this equipment loan will be used to upgrade old outdated equipments and to add new state of the art metal manufacturing equipments to the Company’s QBF and Mexico segments.  The outstanding balance of the Company’s equipment term loan at September 30, 2011, was $500,000.

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

Off-Balance Sheet Arrangements.

As of September 30, 2011 and for the nine-months then, the Company had no off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In March 2011, the Company issued 75,000 shares of common stock to compensate a consulting firm, at $0.45 per share for a total expense to Legal & Professional expense of $33,750, which is reflected in stockholders’ equity as an increase of common stock of $75 (par at $0.001 times shares issued of 75,000) and additional paid in capital of $33,675.

In April 2011, the Company issued 25,000 shares of common stock to compensate a consulting firm, at $0.38 per share for a total expense to legal and professional expense of $9,500, which is reflected in stockholders’ equity as an increase of common stock of $25 (par at $0.001 times shares issued of 25,000) and additional paid in capital of $9,475.  Further, the Company discontinued its program of offering common shares for legal services.

Equity Compensation Plan Information

In March 2011, the Company issued 20,000 shares of common stock to its Board of Directors for their services on the Board at $0.45 per share recording an expense of $9,000 which is reflected in stockholders’ equity as an increase of common stock of $20 (par at $0.001 times shared issued of 20,000), and additional paid in capital of $8,980.  Each Director received 5,000 shares of common stock for an aggregate of 20,000 shares of common stock issued.

In June 2011, the Company issued 21,667 shares of common stock to its Board of Directors for their services on the Board at $1.79 per share booking an expense of $38,784 which is reflected in stockholders’ equity as an increase of common stock of $2.17 (par at $0.001 times shared issued of 21,667), and additional paid in capital of $38,782.  Each of the original Directors received 5,000 shares of common stock and a new director received 1,667 shares of common stock, for an aggregate of 21,667 shares of common stock issued.

In September 2011, the Company issued 25,000 shares of common stock to its Board of Directors for their services on the Board at $0.88 per share booking an expense of $22,000 which is reflected in stockholders’ equity as an increase of common stock of $25 (par at $0.001 times shared issued of 25,000), and additional paid in capital of $21,975.  Each director received 5,000 shares of common stock for an aggregate of 25,000 shares of common stock issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the nine-month period ended September 30, 2011.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. [REMOVED AND RESERVED]

Item 5.  Other Information.

In April 2010, Company began the process of registering in the Republic of South Africa, to open a branch sales office.  The branch office will be responsible for identifying and pursuing new customer opportunities to further our OEM services and to introduce our current manufactured products into the Republic of South Africa.  In March 2011, our registration was approved, but as of September 30, 2011, no sales have been generated.

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

In May 2011, the Company entered into a strategic cooperation joint venture agreement with Shandong RealForce Enterprises Co., Ltd., Jining City, Shandong Province, China, to establish a joint venture company, RealForce-Powin Joint Venture Company, whereby Powin Corporation will hold a 49% controlling interest in the joint venture.  The joint venture will produce, market and sell lithium-ion batteries, storage batteries, energy storage power plants, solar cells and related energy products.  The joint venture agreement calls for Shandong RealForce Enterprises Co., Ltd., to produce the products in China with the joint venture company, RealForce-Powin Joint Venture Company, providing marketing, selling and distribution services throughout the United States, Canada and Mexico

In June 2011, at the Shareholders’ meeting, the Shareholders ratified the POWIN 2011 employee stock option plan (“the Plan”), whereby of the Company’s 600,000,000 common shares authorized, 30,000,000 common shares have been dedicated to the Plan.  Following the meeting in June, the Company issued stock options to thirty-nine employees totaling 1,170,000 stock options issued, with 184,000 stock options fully vested.  No additional stock option were issued in the three-month period ended September 30, 2011.  At September 30, 2011, no stock options have been exercised.

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

The fair value of options granted during the three and nine-month period ended September 30, 2011, were determined using the following weighted average assumptions.

	Three-months September 30, 2011	Six-months September 30, 2011
Dividend yield	0	0
Expected volatility	86.8%	86.8%
Risk-free interest rate	1.6%	1.6%
Term in years	6.9	6.9

Item 5.  Other Information. (Continued)

Stock option activity for the three and six month periods ended September 30, 2011, were as follows.

	Shares of stock under option	Weighted average exercise price
Options outstanding at December 31, 2010	0	$0
Options granted	1,170,000	1.02
Options exercised	0	0
Options forfeited or expired	(60,000)	1.02
Options outstanding at September 30, 2011	1,110,000	$1.02
Vested and expected to vest in the future as of September 30, 2011	1,110,000	$1.02

For the three and nine month periods ended September 30, 2011, compensation expense recognized related to stock option as a result of the fair value method was $5,396 and is reflect in Operating expense.

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

In July 2011, Quality Bending & Fabrication (QBF), entered into a two year $7 million dollar program with LiteSolar to provide parts and components for their carport structures and, received its first Purchase Order from LiteSolar for $56 thousand dollars.  In September 2011, QBF received a second Purchase Order for $150,000, and in October 2011, QBF received a third Purchase Order from LiteSolar for $500,000, bringing the total to $706,000 in additional work to QBF.  LiteSolar, a major installer of carport structures that incorporate solar and energy storage in commercial and multi-family settings.  These orders to QBF will allow LiteSolar to install its carport structures in Oregon, Hawaii, California and Louisiana.  LiteSolar provides “Green Energy” that cuts electric costs up to 15 percent at commercial sites using photovoltaic energy systems and allows apartment owners to upgrade parking lot lighting with less expensive solar energy.

In the three-month period ended September 30, 2011, Powin Energy (“PE”) became very aggressive with establishing itself in the renewable energy market that had immediate impact on its sales program, as well as positioning the program to take advantage of immediate opportunities.  The most notable accomplishments during the quarter were:

•
Finalized agreement with Affiliated Distributors (press release August 8, 2011), which gave PE immediate access to several hundred electrical distributors with over 1500 branch operations in the US and Canada.  A direct marketing campaign has begun and PE expects to see the beginning of revenue generation with distributors in the company's fourth quarter 2011.

•
PE received its first purchase order for $380,000 from its first customer, LiteSolar (press release September 21, 2011), which gives the PE program a very positive start and, PE was instrumental in acquiring purchase orders for its sister company QBF discussed above.  PE expects and in cooperation with QBF is planning and scheduling commitments for additional purchase orders to be issued to QBF in support of LiteSolar's projections over the next two years should be in excess of $2 million.  Further, PE and LiteSolar are formulating plans for PE to provide lithium storage batteries with an estimated value of $2 million over the next two years to support the LiteSolar commitments.

Item 5.  Other Information. (Continued)

•
PE began product development for a highly anticipated energy storage solution line of products.  The energy storage space is an emerging trend in the renewable energy business and PE expects to be at the forefront in product development.  Launch date for initial product offering is expected to be in the early fourth quarter of 2011, and will introduce prototypes at the Emergency Management Association annual trade show in November 2011.

•
PE received its initial inventory stock of fluorescent lighting and battery products in August 2011.  As the result, the first two battery distributors took advantage of promotional pricing and launched sales campaigns on their respective websites.  Although moderate sales activity, there was a significant reduction in initial inventory and the sale has introduced the battery product line to new and future users.

•
PE’s lighting product line is receiving attention from the distributor community because of product quality and competitive pricing.  In the three-month period ended September 30, 2011, PE quoted over $1 million in lighting opportunities and is expecting positive results in the fourth quarter of 2011.

•
In the three-month period ended September 30, 2011, PE began building relationships with solar installers and expects its network of solar installers to grow in the fourth quarter 2011 and, additional solar stock inventory is scheduled to arrive in the first quarter of 2012, which will provide the foundation for revenue growth in solar in early 2012.

•
PE is developing strategic business relationships with other committed renewable energy providers, which will allow PE to expand product offering and enter international markets through existing sales networks.

As discussed above under Results of Operations, the Company's OEM segment’s sales and marketing program, which was initiated in 2010, is starting to show positive movement in acquiring new customers for the OEM segment.  New customer sales for the three-month period ended September 30, 2011, was approximately $381 thousand in activity from three new customers.  Another new customer, which has requested not to be named, is showing strong interest and has issued the Company current purchase orders for deliveries in the first quarter of 2012 totaling approximately $135 thousand.

The Company's Channel Partner Program (CPP) signed three new clients into its program in the three-month period ended September 30, 2011, to receive sales and marketing, and logistical services for three-month period in support of the client to sell their products into the People's Republic of China.  CPP will;
•	Promote and sell the client’s products through a chain of China bank’s e-commerce platforms, which have access to approximately 87.5 million credit card members,
•	Promote and sell the client’s products through major banks in China utilizing their monthly billing systems, flyers and monthly bank statement mailings,
•	Promote and sell the client’s products utilizing the China bank’s online website promotional systems,
•	Provide basic translation services to translate the client’s products from English to Chinese,
•	Provide Customer service activities for client’s products and services through phone and e-mails,
•	Provide return and recall services for client,
•	Provide shipping and handling services from the CPP warehouse in China to China customer,
•	Provide information website for client’s products to China customers and to promote client’s products,
•	Provide cash collection services for client’s products sold in the three-month period for the client and arrange payment for the sale of product to client,
•	Provide a sales and marketing analysis on the sale of client’s products to client at in a project.

The CPP program requires the client to provide their inventory products and to make all arrangements for shipping product to China; however, CPP will assist in any logistical issues.  At September 30, 2011, no client had shipped any product to China but product inventory is expected to ship in the fourth quarter of 2011.

Shareholder Recommended Director Nominees

At the present time, the Company does not have a defined policy or procedure for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the selection of nominees to the Board of Directors and the Board does not have any specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or shareholders and make recommendations for election or appointment.

Item 6.  Exhibits.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Principal Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Financial Officer and Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

November 14, 2011

	By	/s/ Joseph Lu
Joseph Lu
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Ronald Horne
Ronald Horne
Chief Financial Officer
(Principal Financial Officer)