Form 10-K
period 2011-12-31
POWIN CORP
filed 2012-04-10
CIK 1468780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 000-54015

POWIN CORPORATION
(Name of small business issuer in its charter)
Nevada	87-0455378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20550 SW 115th Ave., Tualatin OR	97062
Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (503) 598-6659

Indicate by check mark if registrant is a well-known seasoned issuer, ad defined under Rule 405 of the Securities Act   Yes  ☐  No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes  ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $49,002,195.

As of March 30 2012, there were 162,172,538 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

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

PART I

ITEM 1.  BUSINESS

Corporate History

The Company was originally named POWIN Corporation (“Company”, “we”, “us”) and was formed as an Oregon corporation on November 15, 1990 by Joseph Lu, a Chinese-American.  Since its incorporation, we have grown into a large original equipment manufacturer (“OEM”), which provides manufacturing coordination utilizing eight plants in China and two in Taiwan for companies throughout the United States and, one in Tualatin, Oregon, which provides metal manufacturing parts and components.  More than 4,000 products, parts and components are supplied by us on a regular basis.  From 2009, we have expanded into non-OEM subsidiarys to provide renewable energy products, an all hard-wood furniture line, warehousing services and business-to-business services to help other U.S. companies to introduce their products into China.

On July 8, 2008, our founding shareholder, Joseph Lu, approved a merger with Exact Identification Corporation (“Exact”) pursuant to which we merged with and into Exact Identification Corporation (the “Merger”) in order to combine efforts and maximize company growth in the corporate public sector.   The Merger was effective as of July 8, 2008.  The Articles of Merger were filed with the State of Nevada on August 21, 2008.   The combined entity is now referred to as “POWIN Corporation.”  Immediately prior to the Merger, Exact completed a 1:25 reverse stock split, which reduced the number of shares of common stock outstanding in Exact to 5,223,027.  Pursuant to the Merger, Joseph Lu, the sole shareholder of the Company prior to the Merger, received 150,000,000 shares of common stock in exchange for 1,000 shares of POWIN’s no-par value stock.  The combination of Exact and the Company was classified for accounting purposes as a reverse merger with the Company being considered the accounting acquirer.

Exact was previously listed and traded on the OTC Bulletin Board under the symbol “EXCT”, although its registration was revoked in May 2008 due to delinquent filings.

Immediately prior to the Merger, Exact had no operations.

Exact was originally incorporated in Nevada on February 11, 1985 as “Global Technology Limited (a wholly-owned subsidiary of XimberLey Corporation).  The name of the corporation was amended to “Advanced Precision Technology, Inc.” on April 11, 1988 pursuant to a plan of reorganization approved by the stockholders of XimberLey Corporation (a Utah corporation) into Advanced Precision Technology, Inc.a Nevada Corporation, with the surviving entity being Advanced Precision Technology, Inc.  The name of the corporation was again changed on December 1, 1992 to “UV Color Corporation” pending the approval and completion of a new plan of reorganization.  The plan was not completed and the name was changed back to “Advanced Precision Technology, Inc.” on July 9, 1994.  On April 10, 2002, the Company’s name was changed to “Exact Identification Corporation”.  Upon completion of the Merger, the corporation’s name was changed to “POWIN Corporation” and the corporation’s operations have consisted entirely of POWIN’s business operations.

Business

Prior to 2010, our business was made up of four business operations, OEM, Quality Bending and Fabrication Inc. (“QBF”), POWIN Wooden and MACO Furniture.  In 2010 we registered and opened three additional subsidiaries, POWIN Renewable Energy Resources (“POWIN Energy”), Gladiator Fitness and Outdoor Products (renamed to “MACO Fitness”) and Channel Partner Program (“CPP”). In 2011, the company registered and opened two additional joint-venture companies, POWIN Industries CA de CV (“POWIN Mexico”), and RealForce-POWIN Joint Venture Company (“RealForce”).  All of the Company’s operations, except POWIN Mexico, are located in Tualatin, Oregon; POWIN Mexico is located in Saltillo Coahuila, Mexico.  Each operation is discussed further under Principal Products below.

AS an OEM, we have very strong relationships with eight plants located in The People’s Republic of China and one in Taiwan and, coordinate all the manufacturing of over 4,000 products plus the coordination of all product shipments and delivery to its distribution channels.  However, we and/or our shareholders do not own the manufacturing facilities in China or Taiwan; we only facilitate the manufacturing and distribution of the products for our customers.  Products include gun safes, outdoor cooking and cookware products, fitness and recreational equipment, truck parts, furniture products and cabinets, plastic products, rubber products, electrical parts and components and appliances.  We also manufacture metal products in Tualatin, Oregon through our wholly owned subsidiary, QBF.

Principal Products

We coordinate the manufacture and distribution of various products and equipment.  The main products produced are summarized below:

Gun Safes

We arrange the manufacturing of steel gun safes, under names such as Browning and other brand names.  These products are produced by Qingdao POWIN Metal Furniture Co., Ltd, in Qingdao, China, utilizing a 13,333 square meter facility, which employs 100 full-time workers

Outdoor Cookware Products Manufacturing

We arrange the manufacturing and supply most of the products sold by Logan Outdoor Products, LLC, which specializes in outdoor cooking equipment, including Dutch camping ovens and frying skillets.  These products are sold under the name brands of Camp Chef and Smoke Vault and are manufactured by Qingdao Xuyang Stovemakers Co., Ltd., in Qingdao, China, utilizing a 20,000 square meter facility, which employs 200 full-time workers.  These products are also produced by Longkou Yian Rubber and Plastic Co., Ltd., in Qingdao, China, in a 25,000 square meter facility, which employs 180 full-time workers.

Fitness and Recreational Equipment Manufacturing

We arrange the manufacturing of a wide variety of fitness equipment including treadmills, exercise bikes, weightlifting benches and dumbbell racks.  The fitness equipment products are manufactured at Yangzhou Aiqi Fitness Equipment Co., Ltd., in Yangzhou, China, in an 18,000 square meter facility, which employs 110 full-time workers.  The electronic displays for the exercise equipment are made at Yangzhou Aiqi Fitness Equipment Co., Ltd., in Yangzhou, China, utilizing a 40,000 square meter facility, which employs 180 workers.

In addition to the fitness equipment, we also arrange the manufacturing and supply trampolines, most of which are sold through Wal-Mart and other retailers.  These products are manufactured at Qingdao Triplemaster Steel and Plastic Co., Ltd., in Qingdao, China, in a 95,000 square meter facility, which employs 1,000 full-time workers.

As of December 31, 2011, we ceased the operations of Gladiator Fitness & Outdoor products, Inc. (“Gladiator”) due to no market opportunity for Gladiator. Gladiator Fitness & Outdoor Products, Inc. (Gladiator) was formed in 2010 to manufacture and distribute low to middle market fitness equipment such as weight benches, treadmills and exercise bikes.

Small Electrical Appliances

We also manufacture and distribute small electronic appliances, circuit boards, controllers, display panels and LCD/LED displays made to the specifications of the inventors and customers.

Truck Parts Manufacturing

From 2006, our subsidiary, QBF, has manufactured truck parts for Freightliner Trucks in Tualatin, Oregon in a 40,900 square foot facility, which employs 34 full-time and part-time workers.  QBF also arranges the manufacturing of truck parts and components for Freightliner Trucks at Longkou QBF Co., Ltd., in Qingdao, China, utilizing a 15,000 square meter facility, which employs 30 full-time workers.

In February 2011 the board of directors approved to establish a new joint-venture company in Mexico whereby POWIN Corporation will hold an 85% controlling interest in the new company and whereby the Mexico company will provide metal manufacturing services to companies in its area but primarily with a program with Freightliner Corporation.  Our Mexico facility in Saltillo Coahuila, Mexico, has started shipping Freightliner Truck parts and components from the first Quarter of 2012, which employs 9 full-time workers.

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

Furniture Manufacturing

In 2008, we purchased the trade name and trademark MACO from a furniture company that specialized in manufacturing bedroom furniture that had gone bankrupt in Portland.  Our subsidiary, Wooden Product Services, Inc., established the trade name Maco Lifestyles Company.  We also hired one of MACO’s key employees, who is an expert in the business and of this type of furniture. We now distribute bedroom furniture under its proprietary brand name, MACO, which conducts business through our subsidiary, POWIN Wooden Product Service, Inc.  The furniture line consists of high-quality, high-value bed frames, chests and night stands constructed of solid alder.  In February 2012, the board of directors approved to merge the operations of MACO Furniture into Channel Partner Program (“CPP”).

Renewable Energy

Our renewable energy subsidiary, Powin Energy (www.powinenergy.com) provides energy storage solutions and renewable energy products for the residential, commercial, industrial and utility markets.  In addition to its proprietary energy storage systems, a $60-$70 billion dollar and growing industry worldwide, the company manufactures and distributes wind and solar energy products (expected growth to $90 billion by 2016), rechargeable batteries and energy efficient lighting products ($98 billion in 2010 and expected to grow to $154 billion worldwide by 2020), including LED, T8 fluorescent and T5HO fluorescent.

CHINA Markets

POWIN subsidiary, Channel Partner Program (“CPP”) works with U.S. manufacturers to introduce and distribute their products via e-commerce channels into China’s vast and fast-growing consumer marketplace.  Products can be reviewed, tested and launched in as little as 90 to 120 days.  CPP provides a low risk, high-potential option for U.S. manufacturers hoping to enter the Chinese market and expand the sale of their products.  CPP takes advantage of the Company’s relationships with select Chinese banks, traditional distributors and its own E-Commerce.  We estimate there are over 90 million qualified consumers within these targeted channels.

Distribution Methods

Manufactured products are distributed according to the customers’ specifications.  Delivery is typically made directly to the customer from the factories.

Competition

There are several companies within the United States that provide distribution services and the coordination of manufacturing products in China.  The main competitors for POWIN; however, come from the Chinese manufacturers themselves, and customers who decide to go straight to the Chinese manufacturers to have their products made.  The industry within the United States includes several companies that provide worldwide sourcing for American companies.  We handle the logistics and coordination of the manufacturing of the product from concept to delivery.   We also coordinate the shipment of the product to our customers or the end users.

Many of these companies offer additional services, such as design improvement and product re-engineering to enhance the product or the customer’s profitability.

The industry can distribute and coordinate the manufacturing of a variety of products from many product materials including metals, plastics, glass or wood.

Licenses, concessions, royalty agreements or labor contracts

 Our licenses consist of the customary state, county and city licenses required in the normal course of doing business.  We do not typically enter into written agreements or licenses with our customers, which is common in the industry.  However, in November 2010 we entered into a Royalty Agreement for the rights to manufacture, sell and distribute a Rollable Plant Support product, to be sold primarily to Costco with a royalty to be paid on each product sold.  December 2010 was the first month of sales of the product, the royalty accrued in 2011 and 2010 was $170,544 and $62,832, respectively.

Government Approval and Regulation

There are no principal products or services which require government approval as all of our principal products and services comply with government regulations.

Effect of Existing Governmental Regulation on our Business

The effect of existing governmental regulation on our business has been, we cannot proceed with cast-iron construction products due to the government’s anti-dumping rule.  Additionally, government regulation will bring up trade issues that may be difficult to deal with.  There were twenty-two items which were identified in 2008 that were targeted for increased tariffs, of which nineteen were Chinese products.  However, most of these were food-related products, and so the effect on us was minimal, although the wood furniture imported from China is now subject to a nine percent (9%) tariff.  Currently all of the wood furniture being built for Maco Furniture is being manufactured in China and is subject to the current tariffs.

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

Number of Employees

We currently employ 59 full time employees and 7 part time employees at our facilities in the United States.

ITEM 1A.  RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occurs, our business could be harmed substantially.

RISKS RELATED TO OUR BUSINESS

The impact of the current economic climate and tight financing markets may impact consumer demand for our products and services.

Many of our existing and target customers are in the small and medium business sector.  If small and medium businesses experience economic hardship, it could negatively affect the overall demand for our products and sevices and, could cause delay and lengthen sales cycles and could cause our revenues to decline.

Although we maintain allowances for returns and doubtful accounts for estimated losses resulting from product returns and the inability of our customers to make required payments, and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return on the bad debt rates we have had in the past, especially given the current economic conditions.  Additionally, challenging economic conditions could have a negative impact on the results of our operations.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding manufacturing trends in the United States and China.  In addition, manufacturing spending generally tends to decrease during January and February each year due to the Chinese Lunar New Year holiday.  We believe we will experience slight decrease in revenues during the hot summer months of July and August each year.  Furthermore, due to ever-fluctuating pricing on commodities, inputs and other raw materials and given the unpredictable economic climate, it is difficult to forecast with any amount of certainty our quarterly operating results.  As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance.  Factors that are likely to cause our operating results to fluctuate, such as the seasonality of manufacturing spending in China, a deterioration of economic conditions in China and potential changes to the regulation of the manufacturing industry in China is discussed elsewhere in this document. Additionally, some of the outdoor products manufactured and distributed by the Company focus on a release in time for the summer season.  Fitness products are primarily shipped out in September and October for distribution over the holiday season and at the beginning of each year.  If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

Our future acquisitions may expose us to potential risks and have an adverse effect on our ability to manage our business.

Selective acquisitions will form a part of our strategy to further expand our business.  If we are presented with appropriate opportunities, we may acquire additional businesses, services or products that are complementary to our core business.  Our integration of the acquired entities into our business may not be successful and may not enable us to expand into new manufacturing platforms as successful as we expect.  This would significantly affect the expected benefits of these acquisitions.  Moreover, the integration of any future acquisitions will require significant attention from our management.

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

We will conduct due diligence with respect to any acquisition we undertake, but we may not be aware of all of the risks associated with any of the acquisitions.  Any discovery of adverse information concerning any of these acquisitions could have a material adverse effect on our business, financial condition and results of operations. While we may be entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

Failure to manage our growth could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in the new networks and media platforms we hope to operate, either of which could materially and adversely affect our business and growth potential.

We have been expanding, and plan to continue to expand, our operations in the United States, China and in Mexico.  To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force.  As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion due to, among other things, different technology standards, legal considerations and cultural differences.  We may not be able to manage our current or future international operations effectively and efficiently or compete effectively in such markets.  We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, recruit top talent and train our personnel.  Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

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

However, in 2010 our board of directors realizing that we cannot continue to be totally dependent on one individual, and under the direction of Joseph Lu, initiated a program under which we would move away from total dependency on one individual to assure our future success.  We have various individuals in key management positions with 12 and 15 years experience working for us and with Mr. Lu, with strong ties and histories with all of our vendors and customers, has strong historical knowledge on all of our products, their design and engineering requirements, and possessing business management degrees.  Each of these individuals will be looked at to take further leadership roles.  Further, as we continue to grow, management will seek individuals to fill key management positions that possess the educational, work history, work ethic and leadership skills to meet the position, but also individuals that are willing and desiring to move up in leadership within our company.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

 We believe that our current policy with regards to managing the use of its cash coupled with its sentiment on not utilizing debt supports the expectation that cash flow from operations will be sufficient to meet anticipated cash needs, such as working capital and capital expenditures for the foreseeable future.  However, we may require additional cash and liquidity due to growth initiatives, changing business conditions and other future developments.  To meet potential needs, we may seek to sell additional equity but does not expect to issue debt securities or borrow from its credit facility to fulfill its capital needs.  The potential sale of additional equity securities could result in additional dilution to our existing shareholders; however, the incurrence of indebtedness would result in increased debt service obligations and bind us to operating and financing covenants that would restrict our operations and liquidity.

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

Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home manufacturing, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations.  We are not certain how the local government will implement any regulation or how it may affect our ability to compete in the manufacturing industry in China.  We are particularly concerned with any regulations that might give rise to possible trade issues between China and the United States, and the effects of those regulations on our business.  Accordingly, we need to conduct due diligence as to any possible regulations that might arise and substantially effect  our operations.  Further, we need to make every effort to hedge against any government regulation which may materially alter our business model.

RISKS RELATING TO BUSINESS IN CHINA AND MEXICO

Much of our success is derived from our relationship and business dealings with manufacturing companies in China, and the majority of our products that we distribute and sell to our customers from these third party manufacturers in China, as well as the expansion of our metal manufacturing in Mexico.  Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China and Mexico.

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

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require, that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters including all subsidiaries and warehousing facilities except QBF and Mexico, were relocated to 20550 SW 115TH Ave. Tualatin, OR 97062 in June 2011, under lease with POWIN Pacific Properties LLC, for approximately 70,000 square feet of office and warehouse space.  The lease rate is $35,180 per month, and is discussed further under Item 13, page 68, Related Party Transactions in this report.  The lease will expire June 30, 2021.  The main telephone number is (503) 598-6659.

Our subsidiatry, QBF, is headquartered at 10005 S.W. Herman Road, Tualatin, OR 97062.  In November 2009 this facility was purchased by POWIN Pacific Properties LLC, and is discussed further under Related Party Transactions in this Report.  The facility, totaling 38,623 square feet, is currently leased for $15,594 per month and the lease will expire November 30, 2014.

On June 1, 2011,   our joint venture, Powin Industries SA de CV entered into a ten-year lease with Powin Pacific Properties, LLC., for a facility in Saltillo Coahuila Mexico, which will be used in metal manufacturing.  This lease requires us to pay for all property taxes, utilities and facility maintenance and the monthly lease payments are $12,333.

We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

ITEM 3.  LEGAL PROCEEDINGS

Our subsidiary, Powin Renewable Energy Resources, Inc. , an Oregon corporation (“Powin Renewable”) has been named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah ( February 8, 2012.  The complaint alleges, as to Powin Renewable, the misappropriation of trade secrets and intentional interference with existing  or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC. Mr. Beaston is an employee of Powin Renewable. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages.  We believe there is no basis for the allegations and we intend to defend against the action.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted several matters to a vote of security holders at the annual meeting of the stockholders of the Company on Wednesday, June 15, 2011 at 20550 SW 115TH Ave. including (i) the election of four directors to hold office until the 2011 Annual Meeting of Stockholders and until their successors are elected and qualified and (ii) the ratification of the appointment of Anton & Chia LLP as independent registered public accountant.  Both these measures passed by majority vote at the stockholders’ meeting. The results of the director nominees at that meeting were as follows:

Election of Director Nominees
Director	Votes For	Votes Withheld	Abstentions	Broker
				Non- Votes
Joseph Lu	139,745,876	0	2,360	0
Ronald Horne	139,745,876	0	2,360	0
Zaixiang (Fred) Liu	139,745,876	0	2,360	0
Ty Measom	139,745,876	0	2,360	0
Jingshunag (Jeanne) Liu	139,745,876	0	2,360	0

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PWON.OB.”  Our common stock has been trading since September 30, 2010.  The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	1.10	0.51
September 30, 2011	1.80	0.55
June 30, 2011	2.30	0.30
March 31, 2011	0.52	0.30
Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	0.55	0.19
September 30, 2010	0.11	0.11
June 30, 2010	n/a	n/a
March 31, 2010	n/a	n/a

Our common stock is subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system.  The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the  SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

As of March 30, 2012, our common stock was held by 451 registered shareholders with 162,172,538 shares of common stock issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock.  It is anticipated that our future earnings will be retained to finance our continuing development.  The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, any contractual restrictions, success of business activities, regulatory and corporate law requirements and our general financial condition.

Recent Sales of Unregistered Securities

In March 2011, we issued 75,000 shares of common stock as noncash compensation to a consulting firm, at $0.45 per share for a total expense to legal & professional of $33,750 to the Company and is reflected in stockholders’ equity as an increase of common stock of $75 (par at $0.001 times shares issued of 75,000) and additional paid in capital of $33,675.

In April 2011, we issued 25,000 shares of common stock as noncash compensation a consulting firm, at $0.40 per share for its work at a total expense to legal & professional of $10,000 to the Company and is reflected in stockholders’ equity as an increase of common stock of $25 (par at $0.001 times shares issued of 25,000) and additional paid in capital of $9,475

In June 2011, we declared preferred stock dividends.  The Company accrued a total of 349 preferred stock dividends at $100 par value and a $34,900 increase to preferred stock.  All preferred stock dividends were issued to the preferred stockholders in July, 2011.

In December 2011, the Company declared preferred stock dividends.  The Company accrued a total of 371 preferred stock dividends at $100 par value and a $37,100 increase to preferred stock.  All preferred stock dividends will issue to the preferred stockholders in April 2012.

Equity Compensation Plan Information

In March 2011,  we issued 20,000 common shares to  our directors for their services on the board at $0.45 per share recording an expense of $9,000 which is reflected in stockholders’ equity as an increase of common stock of $20 (par at $0.001 times shared issued of 20,000), and additional paid in capital of $8,980.  Each of the four directors serving on the Board of Directors received 5,000 for a total of 20,000 shares issued.

In June 2011, we issued 21,667 shares of our common stock to our directors for their services on the board at $1.79 per share recording an expense of $38,784 which is reflected in stockholders’ equity as an increase of common stock of $21.67 (par at $0.001 times shared issued of 21,667), and additional paid in capital of $21,645. Each of the five directors serving on the Board of Directors received 5,000 except Jingshuang (Jeanne) Liu received 1,667 for a total of 21,667 shares issued.

In September  2011, we issued 25,000 shares of our common stock our directors for their services on the board at $0.88 per share recording an expense of $22,000 which is reflected in stockholders’ equity as an increase of common stock of $25 (par at $0.001 times shared issued of 25,000), and additional paid in capital of $21,975. Each of the five directors serving on the Board of Directors received 5,000 for a total of 25,000 shares issued.

In December 2011,  we issued 25,000  shares of our common stock to our directors for their services on the board at $0.85 per share recording an expense of $21,250 which is reflected in stockholders’ equity as an increase of common stock of $25 (par at $0.001 times shared issued of 25,000), and additional paid in capital of $21,225. Each of the five directors serving on the Board of Directors received 5,000 for a total of 25,000 shares issued.

All of the previously described sales of unregistered securities were made pursuant to the exemption from registration at Section 4(2) and/or Section 4 (6) under the Securities Act of 1933, as amended (“1933 Act”) for either transactions not involving a public offering or for transactions with an “accredited investor” as defined under the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2011.

ITEM 6.      SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reported in thousands except for earnings per share

	December 31,	December 31,
	2011	2010
STATEMENT OF OPERATIONS DATA
Net sales	$46,078.6	$48,441.5
Cost of goods sold	40,620.1	42,461.3
Gross profit	5,458.5	5,980.2
Selling, general & administrative expenses	5,223.8	4,410.6
Operating income	234.7	1,569.6
Other income - net	(134.6)	(45.9)
Income tax provision	104.5	479.2
Net income (loss)	(4.4)	1,044.5
Net loss attributable to non-controlling interest in subsidiary	(80.9)	-
Net income attributable to Powin Corporation stockholders	$76.5	$1,044.5

EARNINGS PER SHARE
Net income attributable to Powin Corporation stockholders’ per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Weighted average common shares outstanding
Basic	162,087,117	161,233,646
Diluted	174,394,875	173,397,404

BALANCE SHEET DATA
Cash	$2,875.3	$3,356.5
Trade accounts receivable, net	5,965.9	5,032.5
Working capital	5,936.5	6,000.7
Total assets	14,807.4	13,048.0
Total liabilities	6,640.9	5,469.4
Stockholders’ equity	$7,791.5	$7,578.6

OTHER DATA
Cash flow provided by (used in)
Operating activities	$245.8	$3,038.2
Investing activities	(1,166.1)	(372.2)
Financing activities	475.0	(650.0)
Depreciation	$283.1	$368.2

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operation

The following is a discussion and analysis of the Company’s operations for the three-months and twelve-months ended December 31, 2011, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.  Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Results of Operations

Fourth quarter ended December 31, 2011

The following table set forth the Company’s results of operations for each of the four quarters ended March 31, June 30, September 30, and December 31, 2011, respectively, in dollars and percent of sales revenue.

For the quarters ended 2011(in Thousands)

	Mar. 31,	% Sales	Jun. 30,	% Sales	Sept. 30,	% Sales	Dec. 31,	% Sales	TOTAL	% Sales

Sales - net	$10,951.4	100.0%	$12,731.7	100.0%	$10,367.8	100.0%	$12,027.7	100.0%	$46,078.6	100.0%

Cost of Sales	9,414.2	86.0%	11,250.0	88.4%	9,296.1	89.7%	10,659.8	88.6%	40,620.1	88.2%

Gross Profit	1,537.2	14.0%	1,481.7	11.6%	1,071.7	10.3%	1,367.9	11.4%	5,458.5	11.8%

Operating Expenses	1,511.0	13.8%	1,342.0	10.5%	1,503.9	14.5%	866.8	7.2%	5,223.8	11.3%

Operating Income	26.2	0.2%	139.6	1.1%	(432.2)	-4.2%	501.1	4.2%	234.7	0.5%

Other Income/ (Expense)	5.5	0.1%	(54.2)	-0.4%	(18.4)	-0.2%	(67.5)	-0.6%	(134.6)	-0.3%

Income Before Income Taxes	31.7	0.3%	85.5	0.7%	(450.6)	-4.3%	433.6	3.6%	100.1	0.2%

Income Tax (Benefit)	7.2	0.1%	30.5	0.2%	(37.7)	-0.4%	104.5	0.9%	104.5	0.2%

Net Income (loss)	$24.5	0.2%	$55.0	0.4%	$(413.0)	-4.0%	$329.1	2.7%	$(4.4)	0.0%

The Company’s 2011 fourth quarter sales, generally our weakest fiscal quarter for sales, were up from previous year’s fourth quarter results primarily due to the three primary revenue producing subsidiarys, OEM, QBF and Powin Energy, reporting major increased activity in the quarter.  Total fourth quarter sales were up approximately $3.1 million or 34.4% from the same quarter of 2010.  Management’s review reports the Company’s OEM subsidiary is showing a rebound in one of its major customers sales, which had lost a major national account, as reported in previous quarters by the Company on FORM 10-Q, but is gaining same of that market back, the QBF subsidiary continuing to grow its Freightliner program, and the Powin Energy subsidiarys is picking up momentum and recognition throughout the renewable energy markets.  However, as the Company’s management has continued optimism for its renewable energy and QBF subsidiarys continued growth, it cannot assure that the OEM subsidiary will continue to rebound from the low sales the Company experienced in 2011 and 2010.

Cost of sales for the fourth quarter of 2011 was approximately $3.1 million or 41.5% over the same quarter of 2010 and is also attributed to the increased activity in sales as reported above, but as a percent of sales, cost of sales were 88.6% compared to 84.2% for the same quarter in 2010.  The increase of 4.4 points in the cost of sales from 2010 is from continued manufacturing inefficiencies in the QBF program, which has been previously reported in the Company’s quarterly reports on FORM 10-Q, and low margin currently being experienced in the Company’s Powin Energy subsidiary.  However, management does believe the margins in the energy subsidiary will improve as sales improve, absorbing some of the costs this subsidiary has experienced in start-up.  Further, the Company is aggressively updating its QBF’s old outdated equipment, which should correct its low margins.

Operating expenses are down in the fourth quarter 2011 approximately $445 thousand or 33.9% from the same quarter of 2010, primarily due to management discretionary bonuses not being awarded due to the Company not meeting the same profit levels as in 2010.  Had the Company management not reversed its bonus accruals, Operating expense would have been approximately $188 thousand over the fourth quarter of 2010, primarily due to start up costs in the Company’s new Powin Energy, CPP and Mexico subsidiaries.  The following table is reflective of the changes in operating expenses in dollars and percent of change for the three-months ended December 31, 2011 and 2010, respectively.

	2011	2010	Change	% Change
Salaries & Related	$278,905	$803,335	$(524,430)	-65.3%
Advertising	40,100	16,048	24,052	149.9%
Professional Services	231,327	233,638	(2,311)	-1.0%
All Other	316,440	258,541	57,899	22.4%
TOTAL	$866,772	$1,311,562	$(444,790)	-33.9%

The following tables set forth key components of the Company’s results of operations for the three and twelve-months ended December 31, 2011 and 2010, in dollars of sales revenue and by key subsidiaries.

	Three-months Dec 31, 2011	Three-months Dec 31, 2010	$ Change	% Change	Twelve-months Dec 31, 2011	Twelve-months Dec 31, 2010	$ Change	% Change
Sales
OEM	9,605,803	7,481,133	2,124,670	28.4%	39,142,081	43,185,366	(4,043,285)	-9.4%
QBF	1,670,036	1,127,743	542,293	48.1%	5,599,607	4,137,085	1,462,522	35.4%
Powin DC	136,431	130,290	6,141	4.7%	390,357	565,772	(175,415)	-31.0%
Maco	71,721	83,946	(12,225)	-14.6%	293,246	427,617	(134,371)	-31.4%
CPP	449	34	415	1220.6%	15,486	34	15,452	45447.1%
Powin Energy	548,542	125,585	422,957	336.8%	629,956	125,585	504,371	401.6%
RealForce-Powin	(5,325)	0	(5,325)	100.0%	7,408	0	7,408	100.0%
Gladiator	0	0	0	0.0%	430	0	430	100.0%
Total sales	12,027,657	8,948,731	3,078,926	34.4%	46,078,571	48,441,459	(2,362,888)	-4.9%
Cost of sales
OEM	8,375,429	6,470,884	1,904,545	29.4%	33,974,826	38,209,843	(4,235,017)	-11.1%
QBF	1,655,188	902,540	752,648	83.4%	5,763,284	3,806,159	1,957,125	51.4%
Maco	132,732	68,713	64,019	93.2%	320,317	356,118	(35,801)	-10.1%
CPP	498	45	453	1006.7%	864	45	819	1820.0%
Powin Energy	506,257	89,103	417,154	468.2%	558,435	89,103	469,332	526.7%
RealForce-Powin	(10,308)	0	(10,308)	100.0%	2,298	0	2,298	100.0%
Gladiator	0	0	0	0.0%	55	0	55	100.0%
Total cost of sales	10,659,796	7,531,285	3,128,511	41.5%	40,620,079	42,461,268	(1,841,189)	-4.3%
Gross profit	1,367,861	1,417,446	(49,585)	-3.5%	5,458,492	5,980,191	(521,699)	-8.7%
Operating expense
OEM	133,514	635,644	(502,130)	-79.0%	2,566,266	3,032,177	(465,911)	-15.4%
QBF	113,129	312,183	(199,054)	-63.8%	615,082	421,981	193,101	45.8%
Mexico	140,128	0	140,128	100.0%	411,954	0	411,954	100.0%
Powin DC	122,878	122,533	345	0.3%	395,610	378,685	16,925	4.5%
Maco	100,130	66,538	33,592	50.5%	374,296	403,101	(28,805)	-7.1%
CPP	63,095	45,774	17,321	37.8%	229,750	45,774	183,976	401.9%
Powin Energy	165,000	122,142	42,858	35.1%	532,772	122,142	410,630	336.2%
RealForce-Powin	7,470	0	7,470	100.0%	19,644	0	19,644	100.0%
Gladiator	21,427	6,748	14,679	217.5%	78,396	6,748	71,648	1061.8%
Total Operating Expense	866,771	1,311,562	(444,791)	-33.9%	5,223,770	4,410,608	813,162	18.4%
Other income/(expense)	(67,511)	(26,964)	(40,547)	150.4%	(134,625)	(45,863)	(88,762)	193.5%
Pre-tax income (loss)	433,579	78,920	354,659	449.4%	100,097	1,523,720	(1,423,623)	-93.4%
Income tax	104,482	(60,476)	164,958	-272.8%	104,482	479,218	(374,736)	-78.2%
Consolidated net income (loss)	329,097	139,396	189,701	136.1%	(4,385)	1,044,502	(1,048,887)	-100.4%
Net loss attributable to non-controlling interest in subsidiary	(38,344)	0	(38,344)	100.0%	(80,913)	0	(80,913)	100.0%
Net income attributable to Powin Corporation	367,441	139,396	228,045	163.6%	76,528	1,044,502	(967,974)	-92.7%

Consolidated net revenues for the year ended December 31, 2011, decreased approximately $2.4 million or 4.9% from the same period of 2010, primarily because an OEM customer lost one of its largest national customers, as previously reported above and in the Company’s quarterly reports on FORM 10-Q.  The QBF subsidiary net revenues increased approximately $1.5 million or 35.4%, as this subsidiary continues to see increased activity from its Freightliner program and, will see continued growth in 2012.  The Company’s Powin Energy subsidiary, as reported above, in the fourth quarter of 2011 began to show sales activity and being recognized in the renewable energy markets and continued growth opportunities are discussed further under Year 2012 Outlook below.  The Powin DC subsidiary net revenues are down approximately $175 thousand dollars or 31%, primarily due to the OEM sales being down and this subsidiary provided warehousing services to the sales OEM customer that lost a major national customer.  The MACO Furniture subsidiary net revenues decreased approximately $134 thousand or 31.4% and this subsidiary continues to struggle with its sales and marketing program.  The Company’s other subsidiaries Mexico, CPP, Gladiator and Realforce Joint Venture are still in their start-up showing little or no net revenues.

Consolidated cost of sales, decreased approximately $1.8 million or 4.3% for the year ended December 31, 2011, when compared with the same period of 2010, which would be expected because of consolidated net revenues being down as reported above.  As a percent of sales, cost of sales are 88.2% for the year ended December 31, 2011, compared to 87.7% for the same period in 2010.  The increase comes primarily from the QBF subsidiary due to its manufacturing inefficiencies and recording a charge of approximately $153 thousand for obsolete inventories.  The Company is aggressively updating QBF’s manufacturing equipment, reviewing all costing methods and procedures to correct this subsidiary’s gross margins.

Consolidated gross profits decreased approximately $522 thousand or 8.7% when compared to the same period of 2010, and due primarily to the QBF subsidiary as reported above but, also the lost margin due to lost sales from the OEM subsidiary as reported above.

Consolidated operating expenses for the year ended December 31, 2011, increased approximately $813 thousand or 18.4% over the same period of 2010, primarily due to personnel increases and operating costs to support the Company’s start-up subsidiaries Mexico, CPP, Gladiator and Powin Energy.  However, consolidated operating expenses would have been higher but management decided to reverse 2011 accrued bonus expense saving the Company approximately $633 thousand.  The following table is reflective of the changes in operating expenses in dollars and percent of change for the year ended December 31, 2011 and 2010, respectively.

	2011	2010	Change	% Change
Salaries & Related	$2,769,725	$2,644,859	$124,866	4.7%
Advertising	145,805	64,952	80,853	124.5%
Professional Services	1,065,972	837,712	228,260	27.2%
All Other	1,242,268	863,085	379,183	43.9%
TOTAL	$5,223,770	$4,410,608	$813,162	18.4%

For the year ended December 31, 2011, the Company had net loss of approximately $4.4 thousand, had positive cash flows from operations of approximately $240 thousand, compared to net income of approximately $1.0 million and positive cash flows from operations of approximately $3.0 million for the same period of 2010.

Liquidity and Capital Resources

The Company has financed its operations over the years principally through cash generated from operations and liquidity from available borrowings.  For the year ended December 31, 2011, cash provided by operating activities was approximately $240 thousand compared to approximately $3.0 million for the same period of 2010.  Cash used for investing activities was approximately $1.2 million during the year ended December 31, 2011, to replace and add office equipment and manufacturing equipment, compared to approximately $372 thousand used in the same period of 2010.  Cash provided during the year ended December 31, 2011, from financing activities, including net repayments against the Company’s equipment line-of-credit facility was $475 thousand, compared to cash used in 2010, for net repayments of $650 thousand toward the Company’s existing bank credit line.

The ratio of current assets to current liabilities is 1.89 at December 31, 2011 compared to 2.19 at December 31, 2010.  Quick liquidity (current assets less inventory divided by current liabilities) was 1.33 at December 31, 2011 compared to 1.74 at December 31, 2010.  At December 31, 2011, the Company had working capital of approximately $5.9 million compared with working capital at December 31, 2010 of approximately $6 million.  Trade accounts receivables at December 31, 2011 had 42 days average collection period compared to 45 days at December 31, 2010.

At December 31, 2010, the Company had a short-term operating line-of-credit with a bank with maximum borrowings available of $1,750,000, with a maturity date of March 1, 2011.  In March 2011, the Company signed a new banking facility with the same bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013 and, like the previous line-of-credit, the new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  Further, interest on the previous operating line-of-credit was indexed to the prime rate plus one-half point and was 3.75% at December 31, 2010, the new line-of-credit is indexed to the prime rate less three-fourth point and was 2.50% at December 31, 2011.  The Company’s operating line-of-credit outstanding balances as of December 31, 2011 and December 31, 2010 were zero, respectively.

In June 2011, the Company entered into a five-year equipment line-of-credit facility with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment line-of-credit is fixed at 3.05%.  The proceeds of this equipment line-of-credit will be used to upgrade old outdated equipment and to add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico subsidiaries.  At December 31, 2011, the Company’s equipment line-of-credit balance was $475,000.

The Company’s operating line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At December 31, 2011 and December 31, 2010, the Company was in compliance with all covenants.

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

The Company’s management believes that its current policy with regards to managing the use of its cash coupled with its sentiment on not utilizing debt supports the expectation that cash flow from operations will be sufficient to meet anticipated cash needs, such as working capital and capital expenditures for the foreseeable future. However, the Company may require additional cash and liquidity due to growth initiatives, changing business conditions and other future developments. To meet potential needs, the Company may seek to sell additional equity but does not expect to issue debt securities or borrow from its credit facility to fulfill its capital needs. The potential sale of additional equity securities could result in additional dilution to our existing shareholders; however, the incurrence of indebtedness would result in increased debt service obligations and bind the Company to operating and financing covenants that would restrict our operations and liquidity.

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

Year 2012 Outlook

The Company’s year ends on December 31st of each calendar year.  For 2012, Management believes the Company’s OEM subsidiary will continue to acquire and develop new opportunities for further product offerings to new customers as the sales and marketing program developed in 2011 for QEM is helping the subsidiary gain market share.

Further, the three wholly owned subsidiaries, Channel Partner Program, Inc. (CPP) and POWIN Renewable Energy Resources, Inc. (PRER), are each showing strong potential for additional sales.

•
POWIN’s CPP subsidiary (POWIN CHANNEL PARTNER PROGRAM) works with U.S. manufacturers to introduce and distribute their products via e-commerce channels into China’s vast, and fast-growing consumer marketplace.  Products can be reviewed, tested and launched in as little as 90 to 120 days.  CPP provides a low risk, high-potential option for U.S. manufacturers hoping to enter the Chinese market and expand the sale of their products.  CPP takes advantage of the Company’s relationships with select Chinese banks, traditional distributors and its own E-Commerce.  The Company estimates there are over 90 million qualified consumers within these targeted channels.  Two types of services are currently offered by CPP – with premium service, CPP assists with product review, helping companies identify and overcome potential language, cultural or practical barriers to the marketing of their products in China.  Products are then test-marketed within selected sales channels on a limited scale; consumer feedback is collected and analyzed for the client.  If sales results are positive, the U.S. manufacturer may enter an agreement with CPP to develop a marketing plan and provide full-scale operations support in China, including warehousing, logistics, customs, compliance, order fulfillment and customer service. The premium sales channel – Chinese banks is offered through this service. With express service, CPP simply establishes online appearance, online payment module to the U.S. manufacture. CPP also provides fulfillment service and customer service on behalf U.S. manufactures. Through this service, U.S. manufactures can easily sell their product to over 400 million Chinese online shopper with no initial cost.

•
Powin Energy ended the year with strong revenues and continued to gain momentum in early 2012 with the receipt of another significant purchase order from its largest customer to date.  Other significant battery and energy storage milestones for Powin Energy include:

1)
A regional Department of Energy research lab has requested that Powin Energy participate on a task force to establish a standard testing protocol in the field of energy storage.  This appointment gains Powin energy immediate credibility as a viable player in energy storage, and should open doors and increases Powin energy’s exposure to utility companies and other major renewable energy players in the US market.  This opportunity fits in directly with Powin energy’s desire to build container size solutions with third party testing availability and possibly grant money to assist in this endeavor.

2)
A reputable manufacturer of utility scale inverter systems has agreed to invest resources and staff to provide specific code that will allow for their inverter to tie in to Power Energy’s storage solutions.  A strategic alliance with an inverter company is a major milestone in the development of Powin energy’s scalable energy storage solutions.

3)
Powin Energy is finalizing a Memorandum of Understanding with a leading research educational institute in Australia to provide energy storage systems for ongoing projects both within Australia as well as outer laying island countries that have sought their consulting services.

4)
Powin Energy is quoting several substantial size energy storage solutions for reputable wind developers and is deepening its relationship with these wind developers by providing technical data and analysis.

5)
Powin energy’s cylindrical battery products are being evaluated by a large and established name brand battery company that is seeking to enter the rechargeable market.  They have asked for significant quantity quote and lead times and Powin Energy believe that it will be their source for these batteries, and expect to see initial purchase orders starting in Q1.

With respect to lighting activities, Powin Energy has hired a new electrical distributor industry professional to oversee this category for Powin Energy.  He has over 30 years experience in this industry and has already hired several lighting representatives and has found an additional lighting manufacturer to make Powin Energy’s product offering even stronger.  Powin Energy has quoted several significant projects this quarter and expects to gain most of these projects in Q1 and Q2 2012.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Please see Note 2 of our consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited consolidated financial statements for the calendar year ended December 31, 2011 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

INDEX TO CONOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets as of December 31, 2011 and 2010	31

Consolidated Statements of Operations for the Years Ended
December 31, 2011 and 2010	32

Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 2011 and 2010	33

Consolidated Statements of Stockholders’ Equity for the Years Ended
December 31, 2011 and 2010	34

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010	35

Notes to the Consolidated Financial Statements	36 – 58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Corporation

We have audited the accompanying consolidated balance sheets of Powin Corporation (the "Company"), as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powin Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California
March 30, 2012

Powin Corporation
Consolidated Balance Sheets

	Dec 31, 2011	Dec 31, 2010

ASSETS
Current Assets
Cash	$2,875,298	$3,356,460
Trade accounts receivable, net of allowances for doubtful accounts of $63,577 and $347,744, respectively	5,582,530	5,032,531
Other receivables	383,411	4,165
Inventories	3,048,863	2,446,819
Prepaid expenses	449,978	122,874
Deposits	60,019	361,501
Deferred tax asset current portion	177,308	145,705
Total current assets	12,577,407	11,470,055
Intangible assets	12,491	12,176
Property and equipment, net	1,960,047	1,082,346
Deferred tax asset non-current portion	257,440	483,378
TOTAL ASSETS	$14,807,385	$13,047,955
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$6,239,758	$4,852,819
Accrued payroll and other accrued liabilities	301,162	616,560
Notes payable-current portion	100,000	-
Total current liabilities	6,640,920	5,469,379
Long-Term Liabilities
Notes payable-less current portion	375,000	-
Total liabilities	7,015,920	5,469,379
Stockholders' equity
Preferred stock, $100 par value, 25,000,000 shares authorized; 6,380 and 5,660 shares issued and outstanding, respectively	638,000	566,000
Common stock, $0.001 par value, 600,000,000 shares authorized; 162,172,538 and 161,980,879 shares issued and outstanding, respectively	162,173	161,981
Additional paid-in capital	9,007,595	8,852,130
Accumulated other comprehensive loss	(30,500)	-
Accumulated deficit	(1,925,007)	(2,001,535)
Minority interest in subsidiaries	(60,796)	-
Total stockholders' equity	7,791,465	7,578,576
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$14,807,385	$13,047,955

The accompanying notes are an integral part of these consolidated financial statements.

Powin Corporation
Consolidated Statements of Operations

	For the year ended Dec 31, 2011	For the year ended Dec 31, 2010

Sales - net	$46,078,571	$48,441,459
Cost of sales	40,620,079	42,461,268
Gross profit	5,458,492	5,980,191
Operating expenses	5,223,770	4,410,608
Operating income	234,722	1,569,583
Other income (expense) non-operating
Other income	85,808	17,677
Interest – net	(3,177)	(7,324)
Loss on disposal of assets	(30,529)	-
Other expense	(186,727)	(56,216)
Total other expense non-operating	(134,625)	(45,863)
Income before income taxes	100,097	1,523,720
Income taxes expense	104,482	479,218
Net income (loss)	(4,385)	1,044,502
Net loss attributable to non-controlling interest in subsidiary	(80,913)	-
Net income attributable to Powin Corporation stockholders	76,528	1,044,502
Earnings per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Weighted average common shares outstanding
Basic	162,087,117	161,233,646
Diluted	174,394,875	173,397,404

The accompanying notes are an integral part of these consolidated financial statements.

Powin Corporation
Consolidated Statements of Comprehensive Income

	For the year ended Dec 31, 2011	For the year ended Dec 31, 2010

Net (loss) income	$(4,385)	$1,044,502
Other Comprehensive income (loss)
Foreign currency translation adjustment	(35,883)	-

Comprehensive (loss) income	(40,268)	1,044,502
Comprehensive loss attributable to non-controlling interest in subsidiary	(86,296)	-
Comprehensive income attributable to Powin Corporation	$46,028	$1,044,502

The accompanying notes are an integral part of these consolidated financial statements.

Powin Corporation
Consolidated Statements of Stockholders’ Equity

	Preferred Stock Shares	Preferred Stock $ Amount	Common Stock Shares	Common Stock $ Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Minority Interest in Subsidiaries	Total Stockholders' Equity
Balance at 12/31/2009	5,027	502,700	160,585,879	160,586	8,841,200	-	(3,046,037)	-	6,458,449
Preferred dividends declared	633	63,300			(63,300)				-
Share based compensation			1,095,000	1,095	54,975				56,070
Shares issued for services			300,000	300	19,255				19,555
Net income							1,044,502		1,044,502
Balance at 12/31/2010	5,660	566,000	161,980,879	161,981	8,852,130	-	(2,001,535)	-	7,578,576
Preferred dividends declared	720	72,000			(72,000)
Stock option compensation expense					93,373				93,373
Share based compensation			91,667	92	90,942				91,034
Shares issued for services			100,000	100	43,150				43,250
Foreign currency translation						(30,500)		(5,383)	(35,883)
Net income (loss)							76,528	(80,913)	(4,385)
Proceeds from joint venture partner								25,500	25,500
Balance at 12/31/2011	6,380	638,000	162,172,546	162,173	9,007,595	(30,500)	(1,925,007)	(60,796)	7,791,465

The accompanying notes are an integral part of these consolidated financial statements.

Powin Corporation
Consolidated Statements of Cash Flows

	For the year ended Dec 31, 2011	For the year ended Dec 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,385)	$1,044,502
Adjustments to reconcile net income to net cash provided by (used) in operating activities
Depreciation	283,079	368,241
Shares issued for services	43,250	19,555
Deposits written-off	37,667	-
Loss on disposal of equipment	30,529	-
Reserve for slow moving and obsolete inventories	153,204	-
Share based compensation	184,407	56,070
Provision for doubtful accounts receivable	71,175	1,338
Provision for income tax	(90,852)	-
Changes in operating assets
(Increase) decrease in trade accounts receivable	(312,704)	1,897,622
(Increase) decrease in other receivables	(379,243)	7,620
(Increase) in inventories	(755,248)	(101,272)
(Increase) in prepaid expenses	(236,252)	(65,278)
(Increase) decrease in deposits	(44,655)	13,712
Changes in operating liabilities
Increase (decrease) in trade accounts payable	1,386,939	(350,754)
Increase (decrease) in accrued payroll and other liabilities	(315,401)	145,731
Increase in deferred tax asset	194,335	1,132
Net cash provided by operating activities	245,845	3,038,219
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Acquisition of intangible assets	(315)	(2,588)
Purchases of equipment	(1,191,309)	(369,612)
Proceeds from joint venture partner	25,500	-
Net cash flows used in investing activities	(1,166,124)	(372,200)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Payments under line-of-credit	-	(650,000)
Net proceeds from equipment line-of-credit	475,000	-
Net cash flows provided by (used in) financing activities	475,000	(650,000)
Impact of foreign exchange translation on cash	(35,883)	-
Net increase (decrease) in cash	(481,162)	2,016,019
Cash at beginning of period	3,356,460	1,340,441
Cash at end of period	$2,875,298	$3,356,460
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$3,833	$7,391
Income tax paid	$250,000	$342,328

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and History

Powin Corporation (the “Company” and / or “Powin”) has relationships with various manufacturers in China that manufacture a variety of products for distribution in the United States of America.  The Company’s client base includes distributors in the transportation, medical, sports, camping, fitness, and packaging and furniture industries.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.  Net assets of foreign operations accounted for less than one percent of total net assets in 2011 and 2010.

In April 2006, the Company purchased the equipment of Quality Bending and Fabrication, LLC (“QBF”) in exchange for $1,500,750 in cash.  The acquisition of QBF was made to expand the Company’s operations and diversify its industrial base for future growth.

In October 2007, the Company purchased the equipment of Maco Wood Products, Inc. in exchange for $11,200 in cash.  The acquisition of Maco Wood Products was made to expand the Company’s operations and industrial base for future growth with further diversification of its product lines.  Assets obtained from this acquisition were being used by the Company’s wholly-owned subsidiary, Powin Wooden Product Service, Inc.; however, in 2010 this subsidiary’s inventories were sold off and this subsidiary converted to providing warehousing services.

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

During the third quarter of 2010, the Company sold all of Wooden segment’s remaining inventory but continued to operate the warehouse facilities and provide warehousing services to support the Company’s customers.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Description of Business and History (Continued)

In February 2011, the Company entered into a  joint venture, in Saltillo Coahuila, Mexico, POWIN Industries CA de CV, whereby POWIN will hold an 85% controlling interest in the joint venture, which will manufacture Freightliner Truck parts and components to supplement QBF’s and POWIN’s China metal manufactured products. All products will be sold in Mexico and North America. The Company contributed equipment and paid expenses and liabilities on behalf of the joint venture totaling approximately $1.7 million.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Quality Bending and Fabrication, LLC-, Powin Wooden Product Service, Inc., Maco Furniture, Channel Partner Program (“CPP”), Powin Renewable Energy Resources, Inc. (“PRER”), Gladiator Fitness and Outdoor Equipment, Inc. and majority owned (85%) joint venture, Powin Industries  SA de CV.  The Company also consolidates a minority owned (49%) joint venture, Realforce-Powin due to contractual agreements that result in the Company maintaining effective control over the joint venture.  Therefore, the Company consolidates Realforce-Powin in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.  All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  At December 31, 2011 and 2010, the Company had no cash equivalents.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Bad debt expense for the years ended December 31, 2011 and 2010 was $71,175 and $1,338, respectively.

Inventories

Inventories consists of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  For the years ended December 31, 2011 and 2010, the company recorded a provision for inventory obsolescence of $153,204 and zero, respectively.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed.  They are reviewed for impairment if indicators of potential impairment exist. Capitalized patent costs represent legal fees associated with filing and maintaining a patent application for the Company’s U-Cube product.  The Company accounts for its patents in accordance with ASC 350-30 and ASC 360.  The Company did not record amortization during the years ended December 31, 2011 and 2010, as the costs are related to patent applications that are in process.

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

Property and Equipment (Continued)

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

Most of the Company’s products are imported from China and shipped directly to the customer either FOB Port of Origin or FOB Shipping Destination U.S.  If the product is shipped FOB Port of Origin revenue is recognized at time of delivery to the Company’s representative in China, when the proper bills-of-lading have been signed by the customer’s agent and ownership passed to the customer.  For product shipped FOB Shipping Destination U.S., revenue is recognized when product is off-loaded at the U.S. Port of Entry and delivered to the customer, when all delivery documents have been signed by the receiving customer, and ownership has passed to the customer.  For product shipped directly from the Company’s warehouse or manufactured by the Company in the U.S. and then shipped to the customer, revenue is recognized at time of shipment as it is determined that ownership has passed to the customer at shipment and revenue is recognized.  The Company considers the terms of each arrangement to determine the appropriate accounting treatment.  Amounts billed to customers for freight and shipping are classified as revenue.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Advertising

The Company expenses the cost of advertising as incurred.  For the years ended December 31, 2011 and 2010, the amount charged to advertising expense was $145,805 and $64,952, respectively.

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

Income Taxes (Continued)

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

The carrying value of the Company’s equipment borrowing atat December 31, 2011, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.  The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

Foreign Currency Translation

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which the Company holds an 85% majority interest at December 31, 2011.  The functional currency is the Mexican Peso.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-period rates while income and expenses are translated at the average of the beginning and end of period rates.  The Mexico Peso Balance Sheet foreign currency exchange rate at December 31, 2011 was 13.6357% and the income statement average beginning and ending rate was 12.8689%. For the year ended December 31, 2011, translation losses amounted to $30,501 and are shown as a separate component of comprehensive income and stockholders’ equity as accumulated other comprehensive income.

NOTE 2:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - ADOPTED

In June 2010, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is currently effective and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2010, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  FASB ASC No. 860 is currently effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This did not have a material impact on the Company’s financial position, results of operations or cash flows.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 2:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – ADOPTED (CONTINUED)

As of June 15, 2010 ASC No. 855 "Subsequent Events" (formerly FASB 165), establishes principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date. The latter event(s) are limited to certain event types that are outlined in their respective ASC. Certain events must be disclosed so as to not have financial statements that are misleading. For either situation management will evaluate and determine if there is a potential disclosure of the event(s) through the date the consolidated financial statements are issued.  The Company has performed an evaluation of subsequent events through March 30, 2011, which is the day the consolidated financial statements were available to be issued and there are no subsequent events to be disclosed.

In October 2010, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance.  The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this guidance did not have a material impact to our consolidated financial statements.

NOTE 2:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – NOT ADOPTED

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

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 3:  CONCENTRATIONS OF CREDIT RISK

At December 31, 2011, three customers accounted for 67% or $3,740,295 of the Company’s trade receivables.  At December 31, 2010, these same three customers accounted for 57% or $2,868,543 of the Company’s trade receivables. Trade accounts receivable past due over 90 days at December 31, 2011 and 2010 were $202,438 and $407,971 respectively.  Management does not normally require collateral for trade accounts receivable.  Annual sales for these three customers during the years ended December 31, 2011 and 2010 were $32,244,546 and $36,190,776, respectively.  Of the sales to the three largest customers throughout 2011 and 2010, sales to a related party was the largest at $15,531,990 (40%) and $14,514,539 (35%), respectively.  Logan Outdoor Products is a Company that is determined to be a related party with Powin Corporation as it has common ownership with the Company’s CEO and President.  Amounts outstanding in accounts receivable due from Logan Outdoor Products as of December 31, 2011 and 2010 were $2,206,400 and $2,402,824, respectively.  Please see Note 12 – RELATED PARTY TRANSACTIONS for further information.

In 2011, the Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 72%, or $18,716,419 of total purchases (three vendors accounted for 65% in 2010, or $26,136,070).

In 2009, the Company had been required to make deposit payments to vendors for products being imported from Europe, at December 31, 2010, the amount of unsecured deposits were $346,137.  In September 2011, the Company was informed of bankruptcy proceedings of the company in Europe and, after various discussions on asset recovery and legal issues with courts in Europe, the Company wrote off its prepaid deposits of $346,137 recording $308,470 to the allowance for doubtful accounts and recording an additional bad debt expense of $37,667.

The Company places its cash with high credit quality financial institutions but retains a certain amount of exposure as cash is held primarily with two financial institutions and deposits are only insured to the Federal Deposit Insurance Corporation limit of $250,000 for each financial institution.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with its two financial institutions.

NOTE 4:  OTHER RECEIVABLE

Other receivables primarily consist of Federal and State tax refund of approximately $240,000 and the Company does not believe it is exposed to any significant credit risk with respect to this asset.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 5:  INVENTORIES

Inventories consisted of the following at December 31:

	2011	2010

Raw materials	$356,371	$240,779
Work in progress	66,823	245,358
Finished goods	2,778,873	1,960,682
Reserve for slow moving and obsolete inventory	(153,204)	0
Inventories - net	$3,048,863	$2,446,819

NOTE 6:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:
	2011	2010

Furniture and fixtures	$87,332	$6,772
Vehicles	92,423	92,423
Equipment	2,607,793	2,258,999
Computers	51,808	31,745
Leasehold improvements	22,828	22,828
	2,862,184	2,412,766
Accumulation depreciation and amortization	(902,137)	(1,330,421)
Property and equipment - net	$1,960,047	$1,082,346

For the years ended December 31, 2011 and 2010, depreciation and amortization of property and equipment charged to operations was $283,079 and $368,241, respectively.

NOTE 7:  BANK LOAN

In March 2011, the Company signed a new banking facility with the same bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013 and, like the previous line-of-credit, the new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  Further, interest on the previous operating line-of-credit was indexed to the prime rate plus one-half point and was 3.75% at December 31, 2010, the new line-of-credit is indexed to the prime rate less three-fourths of a point and was 2.50% at December 31, 2011.  The Company’s operating line-of-credit outstanding balances as of December 31, 2011 and December 31, 2010 were zero, respectively.

The Company’s operating line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrowing money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged;

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 7:  BANK LOAN (CONTINUED)

loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At December 31, 2011 and December 31, 2010, the Company was in compliance with all covenants.

In June 2011, the Company entered into a five-year equipment note payable  with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable will be used to upgrade old outdated equipment and to add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico segments.  At December 31, 2011, the Company’s equipment note payable balance was $475,000.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

NOTE 8:  COMMITMENTS

Operating Leases

At December 31, 2010, the Company was conducting its operations from leased and rented facilities paid on a month-to-month bases, which could be canceled giving thirty days notice.  The facility leases required the Company to pay utilities and called for periodic adjustment to the minimum rental payments.  In March 2011, the Company gave notice to cancel its leases on its OEM, Powin Wooden, Inc. and Maco Furniture facilities effective May 31, 2011.  On June 1, 2011, the Company entered into a 122 month lease with Powin Pacific Properties, LLC., a company owned by the Company’s largest shareholder Chairman of the Board and CEO, which is now housing the OEM, Powin Wooden, Inc. and Maco Furniture segments, as well as, its CPP, PRER and Realforce-Powin Joint Venture Company segments and, the Company’s corporate headquarters.  This lease requires the Company to pay for all property taxes, utilities and facility maintenance. The nature of the leases is also further discussed in Note 12. RELATED PARTY TRANSACTIONS.

The Company’s lease for the QBF segment, which is owned by Powin Pacific Properties, LLC, expires on October 31, 2014.  This lease requires the Company to pay for all property taxes, utilities and facility maintenance. The nature of the leases is also further discussed in Note 12. RELATED PARTY TRANSACTIONS.

On June 1, 2011, the Company’s segment Powin Industries SA de CV, a joint venture, entered into a ten-year lease with Powin Pacific Properties, LLC on a facility in Saltillo Coahuila Mexico, which will be used in metal manufacturing.  This lease requires the Company to pay for all property taxes, utilities and facility maintenance.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 8:  COMMITMENTS (CONTINUED)

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2011 are as follows:

Year ending	Lease
December 31,	payment
2012	$754,884
2013	754,884
2014	723,696
2015	567,756
2016	567,756
Thereafter	2,577,949
Total	$5,946,925

For the years ended December 31, 2011 and 2010, total rent and lease expense for all operating rents and leases aggregated $679,294 and $472,282, respectively.

NOTE 9: EARNINGS PER SHARE

Earnings per share at December 31, 2011 and 2010 are as follows:

For the Year Ended December 31, 2011
	Income	Shares	Per-Share
	Numerator	Denominator	Amount
Income available to common stockholders	$76,528

Less: Preferred stock dividends	-

Basic EPS
Income available to common stockholders	$76,528	162,087,117	$0.00

Effect of dilutive securities
Warrants		11,031,758

Convertible preferred stock	-	1,276,000

Diluted EPS
Income available to common stockholders	$76,528	174,394,875	$0.00

Powin Corporation
Notes to Consolidated Financial Statements

For the Year Ended December 31, 2010
	Income	Shares	Per-Share
	Numerator	Denominator	Amount
Income	$1,044,502

Less: Preferred stock dividends	-

Basic EPS
Income available to common stockholders	$1,044,502	161,233,646	$0.01

Effect of dilutive securities
Warrants		11,031,758

Convertible preferred stock	-	1,132,000

Diluted EPS
Income available to common stockholders	$1,044,502	173,397,404	$0.01

NOTE 10:  CAPITAL STOCK

In April 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $1,125 to the Company.

In June 2010, the Company declared preferred stock dividends.  The Company accrued a total of 305 dividends in preferred shares and booked $30,500 increase in Preferred stock.  The dividends were issued in June 2010.

In June 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $1,125 to the Company.

In June 2010, the Company issued a bonus of 1,000,000 shares Common stock to Ronald Horne, with an expense to the Company of $15,000.

In June 2010, the Company issued 45,000 Common shares to its Board of Directors for their services on the board, with an expense of $675 to the Company.

In September 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $8,250 to the Company.

In September 2010, the Company issued 20,000 Common shares to its Board of Directors for their services on the board, with an expense of $2,200 to the Company.

In December 2010, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $33,750 to the Company.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 10:  CAPITAL STOCK (CONTINUED)

In December 2010, the Company issued 20,000 Common shares to its Board of Directors for their services on the board, with an expense of $9,000 to the Company.

In December 2010, the Company issued a bonus of 10,000 shares Common stock to an employee with an expense to the Company of $4,500.

In December 2010, the Company declared preferred stock dividends.  The Company accrued a total of 328 dividends in preferred shares and booked $32,800 increase in Preferred stock.  The dividends were issued in December 2010.

In March 2011, the Company issued 75,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $33,750 to the Company.

In March 2011, the Company issued 20,000 Common shares to its Board of Directors for their services on the board, with an expense of $9,000 to the Company.

In April 2011, the Company issued 25,000 shares of Common stock to compensate a consulting firm for its work, with an expense of $9,500 to the Company.

In June 2011, the Company issued 21,667 Common shares to its Board of Directors for their services on the board, with an expense of $38,784 to the Company.

In June 2011, the Company declared preferred stock dividends.  The Company accrued a total of 349 dividends in preferred shares and booked $34,900 increase in Preferred stock.  The dividends were issued in July 2011.

In September 2011, the Company issued 25,000 Common shares to its Board of Directors for their services on the board, with an expense of $22,000 to the Company.

In December 2011, the Company issued 25,000 Common shares to its Board of Directors for their services on the board, with an expense of $21,250 to the Company.

In December 2011, the Company declared preferred stock dividends.  The Company accrued a total of 371 dividends in preferred shares and booked $37,100 increase in Preferred stock.  At December 31, 2011, the dividends were not issued.

The Company did not purchase any of its shares of common stock or other securities during the twelve-month period ended December 31, 2011.

NOTE 11:  STOCK OPTIONS

In February 2011, the Company’s Board of Directors approved the adoption of the Powin Corporation 2011 Stock Option Plan (“the Plan”) and submitted its ratification to the shareholders at the shareholders’ meeting held June 15, 2011, where the shareholders did approve the Plan.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 11:  STOCK OPTIONS (CONTINUED)

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for up to 1,170,000 shares of common stock.  From June 15, 2011, to December 31, 2011, four employees left the Company electing not to exercise their vested options and 80,000 incentive stock options were forfeited.  Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

The stock option expense included in general and administrative expense for the year-ended December 31, 2011, is $93,373.  ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

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

The following assumptions were used to determine the fair value of the options at date of issuance on June 15, 2011:

Twelve- months Dec 31, 2011
Dividend yield	0
Expected volatility	86.8%
Risk-free interest rate	1.6%
Term in years	6.9
Forfeiture rate	6.8%

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 11:  STOCK OPTIONS (CONTINUED)

A summary of option activity as of December 31, 2011, and changes during the period then ended is presented below:

	Options	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at Dec 31, 2010	0	$0	0	$0
Options granted Jun 15, 2011	1,170,000	1.02	6.92	906,565
Options exercised	0	0	0	0
Options forfeited or expired	(80,000)	0	0	(61,987)
Outstanding at Dec 31, 2011	1,090,000	$1.02	6.92	$844,578

Exercisable at Dec 31, 2011	0	$0	0	$0

NOTE 12:  BUSINESS SEGMENT REPORTING

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

A description of our operating segments as of December 31, 2011 and December 31, 2010, can be found below.

Powin OEM:

All products are sold in North America and include steel gun safes; outdoor cooking equipment; including dutch camping ovens and frying skillets; fitness equipment, including treadmills, exercise bikes, weightlifting benches, dumbbell racks, trampolines; plastic products, pontoon boats; and small electronic appliances.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 12:  BUSINESS SEGMENT REPORTING (CONTINUED)

Basis for Presentation (Continued)

QBF:

All products are sold in North America and include truck, auto parts, pumps and valves, machinery parts, pulleys and flywheels, pedestals and frames, cylinders and pistons, cranks and crank cases, series cast iron made classical vee-pulleys and taper bushed, vee-pulleys, sprockets and gears, timing wheels, flat belt wheels and roller wheels, cast iron flywheels (dynamic balanced or static balanced), cast iron  hand made wheels, bearing blocks, flexible couplings, brake rotors & drums, tie rods and rail wheels, ductile iron cranks, cast iron crank cases, cast iron cylinders and cylinder hubs.  QBF also provides services for welding, precise machining, forming and stamping, cutting, and bending.

Powin Wooden (Powin DC):

All services are provided in North America and include warehousing services in support of the Company’s OEM customers and, warehousing support of the Company’s other segments.

Maco:

All products are sold in North America and include bed frames, chests and night stands made of solid alder and pine woods.

CPP:

All services will be offered to manufactures and retailers in North America to open channels to sell their products in the China markets.

PRER (Energy):

All products are sold in North America and include a complete turnkey line of clean technology and renewable energy products such as LED lighting and fixtures, wind turbines, solar panels and lithium batteries for storage and backup.

GLADIATOR:

All products are sold in North America and include fitness equipment such as weight benches, treadmills and exercise bikes.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 12:  BUSINESS SEGMENT REPORTING (CONTINUED)

Basis for Presentation (Continued)

Powin Industries SA de CV:

All products will be sold in Mexico and North America and include truck, auto parts, pump and valves, machinery parts, pulleys and flywheels, pedestal and frames, cylinder and pistons, crank and crank case, series cast iron made classical vee-pulley and taper bushed, vee-pulleys sprocket and gears, timing wheel, flat belt wheel and roller wheels, cast iron flywheel (dynamic balanced or static balanced), cast iron made hand wheels bearing block, flexible couplings, brake rotors & drums, tie rod and rail wheels, ductile iron cranks, cast iron crank case, cast iron cylinders, cylinder hub.  This segment will also provides services for welding, precise machining, forming and stamping, cutting, and bending.

Realforce-Powin Joint Venture Company:

All products are sold in North America and include renewable energy products such as solar panels and lithium batteries for storage and backup.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 12:  BUSINESS SEGMENT REPORTING (continued)

Operating revenues and expenses of each of the Company’s segments are as follows:

	OEM	QBF	Mexico	Wooden	Maco	CPP	Energy	Realforce	Gladiator	2011 Consolidated
Sales, net	39,142,081	5,599,607	0	390,357	293,246	15,486	629,956	7,408	430	46,078,571
Cost of sales	33,974,827	5,763,284	0	0	320,317	864	558,434	2,298	55	40,620,079
Gross profit	5,167,254	(163,677)	0	390,357	(27,071)	14,622	71,522	5,110	375	5,458,492
Operating expense	2,566,266	615,082	411,954	395,610	374,296	229,750	532,772	19,644	78,396	5,223,770
Other income (expense)	(104,265)	52,895	(78,054)	(5,201)	0	0	0	0	0	(134,625)
Income (loss) before income tax	2,496,723	(725,864)	(490,008)	(10,454)	(401,367)	(215,128)	(461,250)	(14,534)	(78,021)	100,097
Income tax on consolidated income										104,482
Consolidated net loss										(4,385)
Net loss attributable to non-controlling interest in subsidiary										(80,913)
Net income attributable to Powin Corporation										76,528

Trade accounts receivable	4,710,170	779,818	0	63,807	28,052	0	0	684	0	5,582,530
Inventory	1,317,291	1,519,437	0	0	172,124	444	0	39,567	0	3,048,863
Property and equipment - net	262,177	1,156,453	453,851	70,637	16,929	0	0	0	0	1,960,047
Accounts payable	5,157,343	679,737	0	6,473	2,632	476	691	392,406	0	6,239,758

	OEM	QBF	Mexico	Wooden	Maco	CPP	Energy	Realforce	Gladiator	2010 Consolidated
Sales, net	43,185,366	4,137,085	0	565,772	427,617	34	125,585	0	0	48,441,459
Cost of sales	38,209,843	3,806,159	0	0	356,118	45	89,103	0	0	42,461,268
Gross profit	4,975,523	330,926	0	565,772	71,499	(11)	36,482	0	0	5,980,191
Operating expense	3,032,177	421,981	0	378,685	403,101	45,774	122,142	0	6,748	4,410,608
Other income (expense)	(17,060)	(22,746)	0	0	(6,057)	0	0	0	0	(45,863)
Income (loss) before income tax	1,926,286	(113,801)	0	187,087	(337,659)	(45,785)	(85,660)	0	(6,748)	1,523,720
Income tax on consolidated income										479,218
Consolidated net income										1,044,502

Trade accounts receivable	4,074,184	701,276	0	206,832	50,239	0	0	0	0	5,032,531
Inventory	918,496	1,163,815	0	0	299,522	516	64,470	0	0	2,446,819
Property and equipment - net	440,285	610,667	0	21,290	10,104	0	0	0	0	1,082,346
Accounts payable	4,465,534	373,601	0	12,957	81	646	0	0	0	4,852,819

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 13:  RELATED PARTY TRANSACTIONS

The Company paid wages and bonuses to related parties and the following table represents the payments made during the years ended December 31, 2011 and 2010, respectively.

	2011	2010
CEO & Chairman of the Board	240,000	340,000
Spouse of CEO	24,480	24,480
Brother of CEO	47,545	45,255
Son of CEO	28,000	41,165
TOTAL	340,025	450,900

The facility rented by the Maco segment, which was canceled in May 2011, is owned by two of the Company’s major shareholders and their real estate company Powin Pacific Properties LLC.  Rent paid was $26,510 and $64,412 for the years ended December 31, 2011 and 2010, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The facility rented by the QBF segment is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC.  Rent paid was $232,198 and $177,958 for the years ended December 31, 2011 and 2010, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

On June 1, 2011, the Company entered into a 122 month lease for its current facility, which is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC., and moved all the operating segments of OEM, Maco, Wooden, CPP, PRER, Gladiator and Realforce Joint Venture into the one facility.  Rent paid in 2011 was $246,260. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s CEO and President, owns 45%  in Logan Outdoor Products, LLC.  The Company has made sales to Logan Outdoor Products in the amount of $15,531,990 and $14,514,539 for the years ended December 31, 2011 and 2010, respectively. The accounts receivable due from Logan Outdoor Products are $2,206,400 and $2,402,824 at December 31, 2011 and 2010 respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to Logan Outdoor Products.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 14:  INCOME TAX PROVISION

The provision for income taxes for December 31, 2011 and 2010 consists of the following:

	2011	2010
Current:
Federal	$22,078	$410,555
State	15,910	102,841
	37,988	513,396
Net operating losses carryback	(130,000)	0
	(92,012)	513,396
Deferred:
Federal	183,338	(27,734)
State	13,156	(6,444)
	196,494	(34,178)

Provision for income taxes	$104,482	$479,218

The major items that create the difference between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, 2011 and 2010 are the Company’s net operating loss carryforwards and tax credits.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset as of December 31, 2011 and 2010 were as follows:

	2011	2010
Current:
Deferred tax asset
Net operating losses	$85,590	$0
Charitable contribution	887	0
Allowance for inventory obsolescence	64,192	0
Allowance for doubtful accounts	26,639	145,705
Total	$177,308	$145,705

Noncurrent:
Deferred tax asset (liabilities)
Net operating losses	$418,359	$474,505
Property and equipment	(160,919)	8,873
Total	$257,440	$483,378

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 14:  INCOME TAX PROVISION (CONTINUED)

The Company believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that it will generate the necessary taxable income in future periods and no valuation reserves have been provided.  At December 31, 2011, the Company had state and foreign net operating loss carryforwards available to reduce taxable income, expiring at various dates from 2011 to 2028.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2011 and 2010.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence net operating losses. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2011 and 2010.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2010 – 2011

State	2010 – 2011

The Company has a significant net operating loss (“NOL”) carry forward of $1,132,472 as of December 31, 2011, however, the Company is limited in its deduction to approximately $67,000 per year for both Federal and State jurisdictions.  Expiration of the Company’s NOL carry forward begins in 2020.  Consequently, the Company can only reduce its income tax liability to the extent of its annual limitation on the net operating loss carry forward.  Therefore, the Company incurs a current tax provision on the difference between its total taxable income and the annual net operating loss carry forward deduction.

NOTE 15: SIGNIFICANT RISKS AND UNCERTAINTIES

The Company is a business-to-business (“B2B”) distributor of various consumer goods and equipment in the renewable energy space as well as a manufacturer and supplier of parts used in the assembly of heavy equipment such as large tractor-trailer trucks.  During 2011, the Company has experienced declining net sales and eroding gross profits, which resulted in a consolidated net loss of $4,385 for the year ended December 31, 2011 compared to consolidated net income of $1,044,502 for the prior year.  In addition, consolidated net cash provided by operating activities declined from $3,038,219 for the year ended December 31, 2010 to $245,845 for the year ended December 31, 2011.  Management’s plans in addressing these operational issues are to seek new growth in higher margin sales and improve direct costs of manufacturing through better management of work flows and inventory management to minimize direct costs.

NOTE 16:  SUBSEQUENT EVENTS

The Company’s wholly-owned subsidiary, Powin Renewable Energy Resources, Inc. , an Oregon corporation (“Powin Renewable”) has been named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah on February 8, 2012. The complaint alleges, as to Powin Renewable, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC. Mr. Beaston is an employee of Powin Renewable. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages. The Company and Powin Renewable believe there is no basis for the allegations and intends to defend against the action.

During March 2012, the Board of Directors approved the extension of the Company’s A Warrants that were originally issued July 8, 2008 for one additional year, with amended expiration dates of March 31, 2013.

Powin Corporation
Notes to Consolidated Financial Statements

NOTE 16:  SUBSEQUENT EVENTS (CONTINUED)

Effective March 2, 2012, the Company has accepted the resignation of Ronald Horne as Chief Financial Officer and as a director of the Company and its subsidiaries. The Company will immediately begin a search for a new Chief Financial Officer.

Effective March 12, 2012, Jeanne Liu resigned as Senior Vice President, Operations, and was appointed President of the Company. Ms. Liu's professional resume was disclosed previously in the Company's report on Form 8-K filed June 20, 2011.

Effective March 12, 2012, LeeAnn Zhao was appointed as interim Controller of the Company to serve such time as the Company has hired a permanent Controller. Ms. Zhao has been the Company's in-house accountant since January 2007. Prior to joining the Company, she was employed as a technician at Intel Corporation, Hillsboro, Oregon from May 2005 to January 2006. She was also been employed at Western Union in 2005 and previously at Pacific Legal, Inc. at a data entry technician in 2004. Ms. Zhao holds a BA in Business Information Systems from the Portland State University School of Business Administration and a BA in  Economics and Tourism from Guilin Institute of Technology in China.

Effective March 12, 2012, Joseph Lu was appointed as interim Chief Financial Officer until such time as the Company hires a permanent Chief Financial Officer. Mr. Lu also resigned as President of the Company but will continue as Chief Executive Officer.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and 2010 and concluded that, as of December 31, 2011 and 2010, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2011 and 2010.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

All directors of our directors and officers hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Age	Position
Joseph Lu	57	Chief Executive officer and Chairman of the Board of Directors
Zaixiang Fred Liu	57	Vice President and Director
Ty Measom	48	Director
Ronald Horne	67	Chief Financial Officer, Secretary/Treasurer, Director
Jingshuang Jeanne Liu	53	Senior Vice president, General Manager, Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu, 57, was born in China.  He received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science. Mr. Lu formed POWIN Corporation in 1990 and has served as its President since inception. Prior to founding POWIN, Mr. Lu served as the General Manager of the Shunn Feng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986 Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the Shunn Feng. Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware.

Jingshuang Jeanne Liu, 53, has been with the Company since 1996 and currently serves as the President of the company. Her responsibilities include implementing and maintaining the chain of operations, inventory control, production and shipping scheduling within the U.S. and the coordination of the other principles in the various countries the company coordinates with in providing product to the company's customers. Prior to her employment at the Company, Ms. Liu was the Officer Manager at the Northwest China Council from 1994 to 1996. She received her Bachelor of Science degree in Geography from Beijing Normal University in 1982. Subsequently, she received her Master of Science in Geography from the University of Idaho in 1989 and her Master of Business Administration from the University of Idaho in 1991.

Zaixiang Fred Liu, 57, was born in China.  He received his B.S. degree in 1982 from Shangdong Industry University.  Since January 2004 he has served as the Vice President of POWIN in charge of research and development.  He began working with POWIN in 1998 as an engineer in charge of pricing, engineering, and coordinating with factories and customers.  Prior to his service with POWIN, from 1982 until 1998, Mr. Liu worked at Shandong Machinery I&L Corp. High Might Co. as an exporter, vice manager, and chief economist.

Ty Measom, 48, received his Bachelor of Science degree in Engineering from Utah State University in 1987.  From 1986 to 1990, he was a Lead Engineer for ICON Health and Fitness.  In 1990, Measom founded Camp Chef Outdoor Cooking Products, where he has served as an owner and officer ever since. Camp Chef is located in Logan, Utah.

Ronald Horne, 67, joined POWIN Corporation on October 12, 2009 as its Chief Financial Officer. He has 35 years experience in all areas of finance and accounting, cash management, inventory control, risk management, HR management, audit management, forecasting and reporting, with 12 years in SEC reporting and Sarbanes-Oxley compliance. Prior to joining POWIN, Mr. Horne served 10 years as the Controller and Vice President of Finance for PML Microbiologicals, Inc. Mr. Horne earned an accounting degree from the University Of Oregon College Of Business in 1965, and completed his B.A. in finance and accounting at the International Accountants School in Chicago, Illinois in 1972.

Family Relationships

Several relatives of Joseph Lu are or were employed by the Company. Mei Yi Lu, Joseph Lu’s wife, is employed by the Company as the accounts payable and accounts receivable clerk.  Eric Lu, Joseph Lu’s brother, works in the  our IT  department.

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

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

 We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote;

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

Nomination Process

As of December 31, 2011, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors.   We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer or the Chief Financial Officer at the address appearing on the face page of this Annual Report.

 Committees of the Board

All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the  Nevada  Business Corporation Act and  our Bylaws  as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We currently do not have nominating, compensation or committees performing similar functions nor do we have a written nominating, compensation charter.  The board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Audit Committee Financial Expert

Our board of directors has determined that we do not need a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-B.

 Our directors believe that the current board members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The directors also believe that it is not necessary at this time to have an audit committee because by performing these functions the board will gain a better understanding of all financial reporting requirements of a publicly traded company.  In addition, the board believes that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the current stage of our development.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following describes  the compensation paid to  our principal executive officer and each of our four most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2011 who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2011 and 2010, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary Compensation Table
Name &Principle		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)	($)
Joseph Lu	2011	240,000	0	19,850 (2)				259,850
CEO, Director	2010	240,000	100,000	2,950(1)				342,950

Zaixing Liu	2011	72,000	3,000	19,850(2)				94,850
Vice President,	2010	72,000	30,000	2,950(1)				104,950
Director

Ronald Horne	2011	82,400	3,433	19,850(2)				105,683
CFO, Director	2010	82,400	35,575	17,875(1)				135,850

Jingshuang Liu	2011	105,000	4,375	11,634(2)				121,009
Senior Vice	2010	98,250	61,250	0				159,500
President/Director

(1)
Ronald Horne received a one-time bonus stock award of common stock in June 2010, and Joseph Lu, Ronald Horne and Zaixiang Liu were issued in June 2010, September and December 2010 stock awards in common stock for services rendered on the Board of Directors through the date of issuance.

(2)
Joseph Lu, Ronald Horne and Zaixiang Liu were issued in March 2011 Stock awards in common stock for services rendered on the board of Directors through the date of issuance, and Joseph Lu, Ronald Horne, Jingshuang Liu and Zaixiang Liu were issued in June 2011, September 2011 and December 2011 stock awards in common stock for services rendered on the board of directors through the date of issuance.

The dollar estimate for stock awards is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 Stock Compensation (formerly SFAS No. 123R, Share-Based Payment).

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

Equity Compensation Plan Information and Stock Options

As referenced in the above table, In June 2010 Ronald Horne, Chief Financial Officer at that time, was issued 1,000,000 Common shares as a one-time bonus incentive to encourage long-term employment.  Except as described herein, the Company does not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

Members of the Board of Directors are compensated at the rate of 5,000 shares of our common stock per fiscal quarter.  We may elect to issue additional stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

In June 2010, we issued 45,000 shares of our common stock to our directors for their services on the board at $0.015 per share.  Two directors received 10,000 shares each, 5,000 for the quarter ended March 31, 2010 and 5,000 for the quarter ended June 30, 2010.  One director received 20,000 shares, 10,000 shares for the third and fourth quarters of 2009 not previously issued, 5,000 shares for the quarter ended March 31, 2010 and 5,000 shares for the quarter ended June 30, 2010.  One director received 5,000 shares for the quarter ended June 30, 2010. One director received 20,000 shares, 10,000 shares for the third and fourth quarters of 2009 not previously issued, 5,000 shares for the quarter ended March 31, 2010 and 5,000 shares for the quarter ended September 30, 2010. One director received 5,000 shares for the quarter ended September 30, 2010.

In September 2010, we issued 20,000 shares of our common stock to our directors for their services on the board at $0.11 per share. Each of the four Directors serving on the Board of Directors received 5,000 for a total of 20,000 shares issued.

In December 2010, we issued 20,000 shares of our common stock to our directors for their services on the board at $0.45 per share.  Each of the four Directors serving on the Board of Directors received 5,000 for a total of 20,000 shares issued.

In March 2011, we issued 20,000 shares of our common stock to our director for their services on the board.

In June 2011, we issued 21,667 shares of our common stock to our directors for their services on the board.

In December 2011, we issued 25,000 shares of our common stock to our directors for their services on the board.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class
Common Stock	Joseph Lu 20550 SW 115TH Ave. Tualatin, OR 97062	66,377,000 (1)	40.93%
Common Stock	Mei Yi Lu 20550 SW 115TH Ave. Tualatin, OR 97062	66,550,500 (1)	41.04%
Common Stock	Ronald Horne 4295 SE Mason Hill DR. Milwaukie, OR 97222	1,036,500	00.64%
Common Stock	Zaixiang Fred Liu 12703 SW Davinci Ln Tigard, Or 97224	600,000	00.37%
Common Stock	Ty Measom 1558 E 1445N Logan, UT 84341	50,000	00.03%
Common Stock	Jingshuang Jeanne liu 20550 SW 115TH Ave. Tualatin, OR 97062	611,667	00.38%

(1)
Based on 162,172,538 shares of common stock issued and outstanding as of March 30, 2012, except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Change in Control

 We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We pay a monthly salary of US$20,000 per month to Joseph Lu in consideration for his services as the Chief Executive Officer.

Family members of Joseph Lu received salaries in 2011 as follows;

	2011	2010
Mei-Yi Lu, wife	24,480	24,480
Eric Huan-Ling Lu, brother	47,545	45,255
Peter Lu, son	28,000	41,165

POWIN Pacific Properties LLC, of which Joseph Lu is the controlling member and Manager owns the facilities currently used by the Company’s subsidiary, QBF, and POWIN Corporation and Distribution subsidiary. A five year lease was signed between QBF Inc. and POWIN Pacific Properties LLC effective November 1, 2009. Monthly lease payments are $15,594. Lease payments paid in the year 2011 was $187,128.

A 10 year lease was signed between the Company and POWIN Pacific Properties LLC effective June 1, 2011. Monthly lease payments are $35, 180. Lease payments paid in the year 2011 was $246, 260.

On June 1, 2011, the Company’s  Mexico joint venture, Powin Industries SA de CV, entered into a ten-year lease with Powin Pacific Properties, LLC., on a facility in Saltillo Coahuila Mexico, which will be used in metal manufacturing.  This lease requires the Company to pay for all property taxes, utilities and facility maintenance. Monthly lease payments are $12,133. Lease payments paid in the year 2011 was $84,931.

Guarantees

At December 31, 2011, the Company is no longer the commercial guarantor for the construction loan on our executive and administrative office in Tualatin, Oregon.

Corporate Governance

Our directors are Joseph Lu, Jeanne Liu, Zaixing Fred Liu and Ty Meason.  The Board of Directors does not have a standing, compensation or nominating committee at this time, as the entire board of directors acts in such capacities and the directors adopted a resolution that it would act as the audit committee.  The board believes that its members are capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. The board of directors believes it is necessary to have a standing audit, compensation or nominating committee and they believe that the functions of such committees can be adequately performed by the board. In addition, the  directors believe that retaining one or more additional directors who would qualify as independent as defined in the Nasdaq director independence rules would be overly costly and burdensome and  not warranted in the circumstances given the  current stage of the Company’s development.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010

Audit fee	$63,317	$65,666
Audit related fees	21,852	20,640
Tax fees	14,775	21,936
All other fees	1,250	47,760

TOTAL	$101,194	$156,002

Audit Fees

Audit fees expensed for Anton & Chia, LLP, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2011 and 2010 was $63,317 and $65,666, respectively.

Audit Related Fees

For the years ended December 31, 2011 and 2010, the aggregate fees expenses in respect to the assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $21,852 and $20,640,  respectively.

Tax Fees

Tax preparation fees expense for Chambers & Hammock, CPA’s, for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2011 and 2010, was $14,775 and $21,936, respectively.

All Other Fees

Fees billed by Anton & Chia, LLP, not related to audit as described above, during the years ended December 31, 2011 and 2010, were $1,250 and $43,260, respectively and fees are related to the Company’s SEC filings on FORM S-1.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

During the quarter ending December 31, 2011, the Company did not file any Form 8Ks.  The Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 on December 22, 2010 and it was declared effective by the Securities and Exchange Commission on December 29, 2010.

Exhibit No.	Description
2.1	Articles of Merger and Plan of Reorganization between POWIN Corporation and Exact Identification Corporation as filed with the State of Nevada on August 22, 2008
3.3	Articles of Incorporation of the Company (formerly known as Global Technology, Inc.)
3.4	Articles of Amendment for Global Technology, Inc.
3.5	Bylaws of Advanced Precision Technology, Inc.
3.6	Articles of Amendment Advanced Precision Technology, Inc.
3.7	Certificate of Amendment of U.V. Color, Incorporated
3.8	Amended and Restated Articles of Incorporation of POWIN Corporation
3.9	Amended and Restated Bylaws of POWIN Corporation
4.1	Form of Warrant A
4.2	Form of Warrant B
4.3	Extensions of Warrant A and Warrant B
4.4	2nd Extension of Warrant A
4.5	2nd Extension of Warrant B
10.1	Lease Update for Tri County Industrial Park Building #13
10.2	Lease Update for Tri County Industrial Park Building #16
10.3	Lease for Sandburg Road Property
10.4	Lease for POWIN Center
10.5	Lease for Tualatin Property
10.6	Employment Agreement for Joseph Lu
10.7	Employment Agreement for Xaixiang Fred Liu
10.8	Employment Agreement for Jingshang “Jeanne” Liu
10.9	Business Loan Agreement and Amendment between POWIN Corporation and Sterling Savings Bank
10.10	Business Loan Agreement and Amendment between QBF, Inc. and Sterling Savings Bank
10.11	Lease for Property used by QBF, Inc.
10.12	Employment Agreement for Ronald Horne
10.13	Summary of Oral Contracts
10.14	Letter of Waiver from Sterling Savings Bank regarding Business Loan Agreements
10.15	Loan AgBusiness Loan Agreements Between Key Bank National Association and Powin Corporation
10.16	Promissory Note between Key Bank National Association and Powin Corporation
10.17	Lease Agreement for Powin 115TH Tualatin Facility between Powin Corporation and Powin Pacific Properties, LLC.
10.18	Lease agreement between Powin Industries SA DE CV (a Mexican Company) and Powin Pacific Properties, LLC.
10.19	Strategic Cooperation Joint venture Agreement between Shandong RealForce Enterprises Co, and Powin Corporation
14.1	Code of Ethics
21.1	List of Subsidiaries
31.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joseph Lu, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph Lu, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registration for QBF, Inc.

All of the above listed exhibits (with the exception of exhibits 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 21.1, 31.1, 31.2, 32, 32.1 and 32.2 filed herewith) were filed with the Registration filed on Form S-1 on July 31, 2009 and its associated Amendments and are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN CORPORATION

By: /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)
Dated:  April 6, 2012