Form 10-Q
period 2012-03-31
POWIN CORP
filed 2012-05-21
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-54015

POWIN CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	87-0455378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

20550 SW 115th Ave
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2012, there were 162,172,538 shares of Common Stock, $0.001 par value, outstanding and 6,380 shares of Preferred Stock, $100 par value, outstanding.

POWIN CORPORATION
Index

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)	5
	Condensed Consolidated Statements of Cash Flows (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
	Note Regarding Forward Looking Statements	16
	Overview	16
	Critical Accounting Policies	16
	Results of Operations	17
	Liquidity and Capital Resources	19
	Off-Balance Sheet Arrangements	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	[REMOVED AND RESERVED]	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	22

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.
POWIN CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$2,113,067	$2,875,298
Trade accounts receivable, net of allowances for doubtful accounts of $63,577 and $63,577, respectively	7,471,488	5,582,530
Other receivables	470,781	383,411
Inventory, net	3,687,694	3,048,863
Prepaid expenses	546,712	449,978
Deposits	60,116	60,019
Deferred tax asset current portion	177,308	177,308
Total current assets	14,527,166	12,577,407
Intangible assets	28,820	12,491
Property and equipment, net	2,106,216	1,960,047
Deferred tax asset non-current portion	257,440	257,440
TOTAL ASSETS	$16,919,642	$14,807,385
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$8,456,067	$6,239,758
Accrued payroll and other accrued liabilities	508,810	301,162
Notes payable-current portion	100,000	100,000
Total current liabilities	9,064,877	6,640,920
Long-Term Liabilities
Notes payable-less current portion	350,000	375,000
Total liabilities	9,414,877	7,015,920
Stockholders' Equity
Preferred stock, $100 par value, 25,000,000 shares authorized; 6,380 and 6,380 shares issued and outstanding, respectively	638,000	638,000
Common stock, $0.001 par value, 600,000,000 shares authorized; 162,172,538 and 162,172,538 shares issued and outstanding, respectively	162,193	162,173
Additional paid-in capital	9,054,079	9,007,595
Accumulated other comprehensive loss	(12,109)	(30,500)
Accumulated deficit	(2,240,254)	(1,925,007)
Non-controlling interest in subsidiaries	(97,144)	(60,796)
Total stockholders' equity	7,504,765	7,791,465
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$16,919,642	$14,807,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Operations

	Three-months ended March 31, 2012	Three-months ended March 31, 2011
	(Unaudited)	(Unaudited)

Sales - net	$13,293,205	$10,951,429
Cost of sales	12,394,616	9,414,190
Gross profit	898,589	1,537,239
Operating expenses	1,240,822	1,511,032
Operating income (loss)	(342,233)	26,207
Other income (expense) non-operating
Other income	31,558	14,983
Interest – net	(3,599)	-
Other expense	(15,067)	(9,498)
Total other income non-operating	12,892	5,485
Income (loss) before income taxes	(329,341)	31,692
Income taxes expense	-	7,200
Net income (loss)	(329,341)	24,492
Net loss attributable to non-controlling interest in subsidiary	(21,505)	(6,839)
Net income (loss) attributable to Powin Corporation	(307,836)	31,331
Earnings (loss) per share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Weighted average common shares outstanding
Basic	162,172,538	161,982,990
Diluted	162,172,538	174,146,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three-months ended March 31, 2012	Three-months ended March 31, 2011
	(Unaudited)	(Unaudited)

Net (loss) income	$(329,341)	$24,492
Other comprehensive income (loss)
Foreign currency translation adjustment	21,637	(13)

Comprehensive (loss) income	(307,704)	24,479
Comprehensive loss attributable to non-controlling interest in subsidiary	(18,259)	(6,839)
Comprehensive (loss) income attributable to Powin Corporation	$(289,445)	$31,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three-months ended March 31, 2012	Three-months ended March 31, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(329,341)	$24,492
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	92,698	92,721
Stock option compensation	37,704	-
Shares issued for service	-	33,750
Reserve for slow moving and obsolete Inventory	88,000	-
Share based compensation	8,800	9,000
Increase in trade accounts receivable	(1,888,958)	(2,386,766)
Increase in other receivables	(87,370)	(270,338)
Increase in inventories	(726,831)	(955,900)
Increase in prepaid expenses	(96,734)	(153,285)
(Increase) decrease in deposits	(97)	11,520
Increase in trade accounts payable	2,216,309	2,098,884
Increase (decrease) in accrued payroll and other liabilities	182,148	(191,072)
Net cash used in operating activities	(503,672)	(1,686,994)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(20,407)	(315)
Purchases of equipment	(234,789)	(105,850)
Net cash used in investing activities	(255,196)	(106,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment to equipment note payable	(25,000)	-
Net cash used in financing activities	(25,000)	-
Impact of foreign exchange translation on cash	21,637	13
Net decrease in cash	(762,231)	(1,793,146)
Cash at beginning of period	2,875,298	3,356,460
Cash at end of period	$2,113,067	$1,563,314
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,599	$-
Income tax paid	$-	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

The Company, Powin Corporation (“Powin” or the “Company”), was formed as an Oregon corporation on November 15, 1990. Since its incorporation, Powin has grown into a large original equipment manufacturer (“OEM”) utilizing six plants on two continents.  Powin provides manufacturing coordination and distribution support for companies throughout the United States (“U.S.”).  More than 2,000 products and parts are supplied by Powin on a regular basis.

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Quality Bending and Fabrication, LLC-, Powin Wooden Product Service, Inc., Channel Partner Program (“CPP”), Powin Renewable Energy Resources, Inc. (“PRER”), and majority owned (85%) joint venture, Powin Industries  SA de CV. All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

The Company places its cash with high credit quality financial institutions but retains a certain amount of exposure as cash is held primarily with two financial institutions and deposits are only insured up to the Federal Deposit Insurance Corporation limit of $250,000. The Company maintains its cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The Company did not incur any bad debt expense for the three month ended March 31, 2012 and 2011.

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

	March 31, 2012	December 31, 2011
	(Unaudited)
Raw Materials	$327,878	$356,371
Work in Progress	100,074	66,823
Finished Goods	3,500,946	2,778,873
Reserve for slow moving and obsolete inventory	(241,204)	(153,204)
	$3,687,694	$3,048,863

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial reporting and income tax purposes, the costs of property and equipment are depreciated over the assets estimated useful lives, using principally the straight-line method for financial reporting purposes and an accelerated method for income tax purposes.  Costs associated with repair and maintenance of property and equipment are expensed as incurred.  Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy could result in actual useful lives differing from the Company’s estimates.  In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense. Depreciation expense for the quarters ended March 31, 2012 and 2011 was $88,620 and $92,721, respectively.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. They are reviewed for impairment if indicators of potential impairment exist. Capitalized patent costs represent legal fees associated with filing and maintaining a patent application for the Company’s U-Cube product.  The Company accounts for its patents in accordance with ASC 350-30 and ASC 360.  The Company amortizes the capitalized patent costs on a straight-line basis over an estimated useful life of 5 years. Amortization expense for the quarters ended March 31, 2012 and 2011 was $4,078 and $0, respectively.

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived and Intangible Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset.  If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on discounted cash flows and, or external appraisals, as applicable.  The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Considerable management judgment is necessary to estimate the fair value of the Company’s long lived assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. The Company determined that its long-lived assets as of March 31, 2012 and December 31, 2011 were not impaired.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Most of the Company’s products are imported from China and shipped directly to the customer either FOB Port of Origin or FOB Shipping Destination U.S.  If the product is shipped FOB Port of Origin, revenue is recognized at time of delivery to the Company’s representative in China, when the proper bills-of-lading have been signed by the customer’s agent and ownership passed to the customer. For product shipped FOB Shipping Destination U.S., revenue is recognized when product is off-loaded at the U.S. Port of Entry and delivered to the customer, when all delivery documents have been signed by the receiving customer, and ownership has passed to the customer. For product shipped directly to the Company’s warehouse or manufactured by the Company in the U.S. then shipped to the customer, revenue is recognized at time of shipment as it is determined that ownership has passed to the customer at shipment and revenue is recognized. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.  Amounts billed to customers for freight and shipping is classified as revenue.

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

Cost of Goods Sold

Cost of goods sold includes cost of inventory sold during the period, net of purchase discounts and allowances, and includes freight in costs, warranty and rework costs.

Advertising

The Company expenses the cost of advertising as incurred.  For the quarters ended March 31, 2012 and 2011, the amount charged to advertising expense was $15,892 and $53,262, respectively.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted-average shares outstanding during the year.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company excludes equity instruments from the calculation of diluted earnings (loss) per share if the effect of including such instruments is antidilutive.

As of March 31, 2012, and 2011, there were 0 and 11,031,758 warrants outstanding and 0 and 5,660 convertible preferred shares (convertible to 1,132,000 common shares), respectively, that are included in the computation of diluted earnings per share.

Foreign Currency Translation

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which we will hold an 85% majority interest.  The functional currency is the Mexican Peso.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-period rates while income and expenses are translated at the average of the beginning and end of period rates.  The Mexico Peso Balance Sheet foreign currency exchange rate at March 31, 2012 and December 31, 2011 was 12.6251 and 13.6357, respectively. The income statement average rate was 13.1575 and 12.8689 for the quarter ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the cumulative translation adjustment was $14,246 and $35,883, respectively. Gains and losses resulting from foreign currency translation were included in other comprehensive income (loss). For the three months ended March 31, 2012 and 2011, the foreign currency translation adjustment to other comprehensive income (loss) was $21,637 and $(13), respectively.

Note 2:  Recently Issued and Adopted Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent adopted accounting developments.

Note 2:  Recently Issued and Adopted Accounting Pronouncements (Continued)

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”).  ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  This new guidance is effective for the Company beginning in the first quarter of 2012. The adoption of this standard did not materially impact the Company’s consolidated financial statement footnote disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for years and interim periods beginning after December 15, 2011. The Company’s adoption of this accounting guidance did not have a material impact on its financial statements and related disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other ("ASU 2011-08"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15, 2011. The Company's adoption of ASU 2011-08 did not have a material impact on its financial statements and related disclosures.

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company's adoption of ASU 2011-12 did not have a material impact on its financial statements and related disclosures.

Note 3:  Customer and Supplier Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from a small number of customers. For the three months ended March 31, 2012 and 2011, sales to the Company’s three largest customers accounted for 67% and 69% of net sales, respectively. No other customers accounted for more than ten percent of total net sales for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and 2011, a total amount of $6,108,224 and $7,605,240 was owed by these customers, respectively.

For the three months ended March 31, 2012 and 2011, the Company purchased its products from a small number of vendors. If any of these vendors were to experience delays, capacity constraints or quality control problems, product shipments to the Company’s customers could be delayed, or the Company’s customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the three months ended March 31, 2012 and 2011, the Company purchased 60% and 77% of its inventory from three suppliers, respectively. As of March 31, 2012 and 2011, the Company owed these vendors in a total amount of $6,140,692 and $5,741,382, respectively.

Note 4:  Bank Loans

At March 31, 2012 the Company had a short-term line-of-credit with a bank with maximum borrowings available of $2,000,000 with a maturity date of May 15, 2013.  Interest on the line-of-credit is indexed to the prime rate less three-fourths of a point and was 2.50% at March 31, 2012.  The Company’s line-of-credit outstanding balances as of March 31, 2012 and December 31, 2011 were zero.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of March 31, 2012 and December 31, 2011, the Company was in compliance with all covenants.

In June 2011, the Company entered into a five-year equipment note payable  with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000 and a maturity date of June 21, 2016.  The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable will be used to upgrade old outdated equipment and to add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico segments.  At March 31, 2012 and December 31, 2011, the Company’s equipment note payable balance was $450,000 and $475,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

Note 5:  Stock Options

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for up to 1,170,000 shares of common stock.  In the three-month period ended March 31, 2012, two employees left the Company electing not to exercise their vested options and 40,000 incentive stock options were forfeited.  Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

The stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2012 and 2011 was $37,704 and $0, respectively. ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

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

Note 5:  Stock Options (Continued)

The following assumptions were used to determine the fair value of the options at date of issuance:

Dividend yield	0
Expected volatility	86.8%
Risk-free interest rate	1.6%
Term in years	6.9
Forfeiture rate	10.3%

A summary of option activity during the period ended March 31, 2012 is presented below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Option granted June 15, 2011	1,170,000	$1.02	6.92	$-
Options forfeited or expired	(80,000)	$-	-	$-
Outstanding at December 31, 2011	1,090,000	$1.02	6.42	$-
Options granted for the quarter ended March 31, 2012	-	$-	-	$-
Options exercised	-	$-	-	$-
Options forfeited or expired	(40,000)	$-	-	$-
Outstanding at March 31, 2012	1,050,000	$1.02	6.17	$-
Exercisable at March 31, 2012	-	$-	-	$-

There were no options exercised during the three-month period ended March 31, 2012.

Note 6:  Capital Stock

In March 2012, the Company granted 20,000 common shares to its Board of Directors for their services on the board, with an expense of $8,800 to the Company. As of March 31, 2012, the shares were not issued.

In March 2011, the Company issued 75,000 shares of Common Stock to compensate a consulting firm, at $0.45 per share for a total expense to Legal & Professional expense of $33,750 which is reflected in Stockholders’ Equity as an increase of Common Stock of $75 (par at $0.001 times shares issued of 75,000) and Additional Paid in Capital of $33,675.

In March 2011, the Company also issued 20,000 shares of Common Stock to its Board of Director for their services on the board at $0.45 per share booking an expense of $9,000 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $8,980.  Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

Note 7:  Related Party Transaction

The facility rented by the QBF segment is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC. On June 1, 2011, the Company entered into a 122 month lease and moved all the other operating segments into the one facility. Rent paid for the 3 months ended March 31, 2012 and 2011 was $188,721 and $46,782, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s CEO and President, owns 45% in Logan Outdoor Products, LLC.  The Company has made sales to Logan Outdoor Products in the amount of $4,784,324 and $4,752,233 during the three months ended March 31, 2012 and 2011, respectively. The accounts receivable due from Logan Outdoor Products was $3,187,771 and $4,303,040 at March 31, 2012 and 2011, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to Logan Outdoor Products.

The Company’s CEO and President, also owns 50% in CoSource USA, LLC.  The Company has made sales to CoSource USA in the amount of $33,056 and $2,312 during the three months ended March 31, 2012 and 2011, respectively. The accounts receivable due from CoSource USA was $37,129 and $56,992 at March 31, 2012 and 2011, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to CoSource USA.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2012 are as follows:

Year	Lease Payment
2012 (9 months remaining)	$566,163
2013	754,884
2014	723,696
2015	567,756
2016	567,756
Thereafter	2,577,949
Total	$5,758,204

Note 8:  Merger of Entities under Common Control

Joint Venture

Effective January 1, 2012, the joint venture RealForce-Powin, entered into between POWIN Corporation and Shandong RealForce Enterprises Co., Ltd. in May 2011, was merged by POWIN Corporation. The Company maintained effective control due to contractual agreements and that the Company’s POWIN Energy segment was purchasing most of its energy products through the joint venture from Shandong RealForce Enterprises Co., Ltd.  In January 2012, the Company’s Board of Directors authorized the merge as it was determined that the joint venture was unnecessary given that Shandong RealForce Enterprises Co., Ltd., would sell directly to POWIN Energy.

Wholly-Owned Subsidiaries

Effective January 1, 2012, the business of Maco Lifestyles Company (including the names and entities of the Company’s wholly-owned subsidiaries, Maco Furniture and Gladiator Fitness and Outdoor Equipment, Inc.) was merged into Channel Partners Program (“CPP”), another one of the Company’s wholly-owned subsidiaries. All assets, liabilities, and equity interests were transferred to CPP. CPP initially recognized the assets and liabilities transferred at their then carrying amounts as of the date of transfer.

Note 9:  Contingencies

During the ordinary course of business, the Company encounters various legal claims which, in the opinion of management, will not materially affect the Company’s financial position, results of operations or cash flows.

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

Note 10:  Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 21, 2012, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on April 10, 2012, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Corporation and its wholly owned and majority-owned subsidiaries, unless the context otherwise specifically defines.

Overview

Powin Corporation has relationships with various manufacturers in China and Taiwan that manufacture a variety of products for the Company’s U.S. customers which they sell and distribute throughout the U.S.  The Company’s customer base includes distributors in the transportation, medical, sports, camping, fitness, packaging and furniture industries.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our unaudited condensed consolidated financial statements.

Results of Operations

The following tables set forth key components of the Company’s results of operations (unaudited), for the three-month periods ended March 31, 2012 and 2011, in dollars of sales revenue and its key segments of revenue.

For the three-months ended March 31, 2012

	OEM	QBF	Mexico	Wooden	CPP	Energy	2012 Consolidated
Sales	11,566,136	1,492,297	31,612	78,388	99,510	25,261	13,293,204
Cost of sales	10,560,345	1,597,270	140,948	-	76,468	19,583	12,394,614
Gross profit (loss	1,005,791	(104,973)	(109,336)	78,388	23,042	5,678	898,590
Operating expense	802,549	36,474	33,262	100,376	99,726	168,436	1,240,823
Other income (expense)	(12,399)	26,058	(767)	-	-	-	12,892
Income (loss) before income tax	190,843	(115,389)	(143,365)	(21,988)	(76,684)	(162,758)	(329,341)
Income tax on consolidated income (loss)							-
Consolidated net loss							(329,341)
Net loss attributable to non- controlling interest in subsidiary							(21,505)
Net loss attributable to Powin Corporation							(307,836)

Accounts receivable	6,517,588	826,672	-	51,500	65,073	10,655	7,471,488
Inventory	1,107,176	1,706,372	-	-	161,857	712,289	3,687,694
Property and equipment - net	254,934	1,104,555	663,147	70,638	12,942	-	2,106,216
Accounts payable	7,829,370	284,269	-	11,417	44,353	286,659	8,456,067

For the three-months ended March 31, 2011
	OEM	QBF	Mexico	Wooden	CPP	Energy	2011 Consolidated
Sales	9,195,657	1,488,067	-	105,488	85,937	76,280	10,951,429
Cost of sales	7,909,085	1,393,102	-	-	63,265	48,738	9,414,190
Gross profit	1,286,572	94,965	-	105,488	22,672	27,542	1,537,239
Operating expense	786,632	331,594	45,590	91,174	137,076	118,966	1,511,032
Other income (expense)	(9,489)	11,545	-	-	3,429	-	5,485
Income (loss) before income tax	490,451	(225,084)	(45,590)	14,314	(110,975)	(91,424)	31,692
Income tax on consolidated income							7,200
Consolidated net income							24,492
Net Loss attributable to non-controlling interest in subsidiary							(6,839)
Net income attributable to Powin Corporation							31,331

Accounts receivable	6,747,540	545,344	-	85,330	41,083	-	7,419,297
Inventory	2,057,075	1,080,396	-	-	265,248	-	3,402,719
Property and equipment - net	96,658	969,535	-	20,194	9,088	-	1,095,475
Accounts payable	6,835,137	83,774	-	517	28,388	3,887	6,951,703

Results of Operations (Continued)

As discussed in Note 8, the Maco and the Gladiator segment were merged into the CPP segment with any remaining furniture inventory to be sold under CPP’s internet sales program. The Realforce segment operations have been merged into the Company’s Energy segment. Above information for the three-month period ended March 31, 2011 was retroactively restated for comparison to the reportable segments as of March 31, 2012.

Consolidated net revenues for the three-month period ended March 31, 2012, were up 21.4% or approximately $2.3 million dollars from the same period of 2011. The Company’s OEM segment net revenues increased 25.8% or approximately $2.4 million dollars, the QBF segment net revenues increased 0.3% or approximately $4.2 thousand dollars, the Company’s Mexico operations began generating revenues in this quarter ended March 31, 2012, with $31.6 thousand dollars reported, the Wooden segment net revenues decreased 25.7% or approximately $27 thousand dollars, the CPP segment net revenues increased 15.8% or approximately $14 thousand dollars, the Energy segment net revenues decreased 66.9% or $51 thousand dollars,

The OEM segment sales increased is due to new customers and, a long-time customer’s sales to a major national chain store rebounding in the first quarter of 2012; however, the OEM segment is seeing an impact on its margin due to increased manufacturing costs in China and cost of freight.

The QBF segment sales increased due to greater demands from it major customer and a new customer in support of the Company’s Energy segment. However, the Company’s QBF segment’s net revenues would have been 107.8% or approximately $779 thousand dollars over the same period of 2011, had this segment not had a one-time sale related to a new product it manufactured for a new customer that was sold throughout Costco stores during the month of January 2011. QBF gross profit decreased 210.5% or $200 thousand dollars. The decrease was primarily due to its manufacturing inefficiencies and recording a charge of approximately $88 thousand for obsolete inventories.  The Company is in the process of updating QBF’s manufacturing equipment, reviewing all costing methods and procedures to correct this subsidiary’s gross margins.

The Wooden segment sales continue to be down but management expects sales to rebound as the Company’s OEM segment sales continue to rebound.

The Powin Energy segment revenue in the three-month period ended March 31, 2012, did not materialize as expected and reported by the Company on FORM 10-K for the year ended 2011 and posted with the SEC on April 10, 2012, due to a major customer not securing the funding as needed, which required the Company to hold its shipments.  However, management is confident this major customer will secure funding in the second quarter of 2012. Further, Powin Energy secured initial purchase orders from highly recognized brand name customers in the first quarter for lighting and battery products:

•	Powin Energy fulfilled two purchase orders for cylindrical, rechargeable batteries from a global battery company and we expect follow up orders during Q2 and beyond.
•
Powin Energy secured a lighting specification for a large grocery chain that is performing retrofits in the jewelry section of their stores.  We are fulfilling the initial order and expect continuing orders in Q2 and beyond.

Other significant milestones for Powin Energy during Q1:

•
Powin Energy has been selected to participate in the Pacific Northwest Smart Grid Demonstration, a DOE funded event that will bring enormous attention to Powin Energy.  We will be exposed to many prospective customers and stakeholders as we demonstrate the benefits of our energy storage product to the utility sector.

•	Powin Energy was the subject of featured articles in both the Portland Daily Journal of Commerce and Sustainable Business Oregon publications.
•	Powin Energy introduced new battery products consisting of battery cells, cylindrical, and electric bicycle batteries.

Results of Operations (Continued)

•	Powin Energy initiated the integration of a fully mobile grid scale energy storage system that will be tested and evaluated by several utility companies and Pacific Northwest National Laboratory.
•	Powin Energy introduced a low cost lighting retrofit kit to replace energy consuming T-12 fluorescent lamps with more energy efficient T-8 lamps.

Consolidated cost of sales are up 31.7% or approximately $2.9 million dollars for the three-month period ended March 31, 2012, when compared with the same period in 2011.  As a percent of net revenue, consolidated cost of sales was 93.2% for the three-month period ended March 31, 2012, compared to 86% for the same period in 2011.

Consolidated gross profits decreased $639 thousand dollars ending at 6.8% of net revenues for the three-month period ended March 31, 2012, compared to 14% for the same period in 2011. The decrease in gross profit is attributed to continued inefficiencies in the Company’s QBF and Mexico segments and, the OEM segment gaining new customers but with lower margins.

Consolidated operating expenses for the three-month period ended March 31, 2012, decreased 17.9% or approximately $270 thousand dollars from the same period in 2011. Higher operating expenses in 2011 was primarily due to more activities and operating costs to support the Company’s start-up subsidiaries Mexico, CPP, and Powin Energy. The following table is reflective of the changes in operating expenses in dollars and percentage of change for the three-month periods ended March 31.

For the three-months ended March 31
	2012	2011	Change	% Change
Salaries & Related	$806,513	$757,354	$49,159	6.5%
Advertising	15,892	53,262	(37,370)	-70.2%
Professional Services	233,071	317,988	(84,917)	-26.7%
All Other	185,346	382,428	(197,082)	-51.5%
TOTAL	$1,240,822	$1,511,032	$(270,210)	-17.9%

Liquidity and Capital Resources

For the three-month period ended March 31, 2012, cash used in operating activities was $504 thousand dollars compared to $1,687 thousand dollars used during the same period in 2011. Cash used in investing activities was $255 thousand dollars in the three-month period ended March 31, 2012, to replace manufacturing equipment, compared to $106 thousand dollars used in investing activities in the same period of 2011, to replace equipment. Cash used in financing activities was $25 thousand dollars in the three-month period ended March 31, 2012, to pay down the Company’s existing notes. The Company did not require and did not use cash from financing activities in the same period of 2011.

The ratio of current assets to current liabilities was 1.63 at March 31, 2012, compared to 1.89 at December 31, 2011.  Quick liquidity (current assets minus inventories divided by current liabilities) was 1.20 at March 31, 2012 compared to 1.33 at December 31, 2011.  At March 31, 2012, the Company had working capital of $5.5 million dollars compared to working capital of $5.9 million dollars at December 31, 2011.  Average day’s sales outstanding on trade accounts receivable at March 31, 2012, was 45 days compared to average days sales outstanding of 42 days at December 31, 2011.

As discussed above, the Company at March 31, 2012 had a line-of-credit with a bank with maximum borrowing capacity of $2,000,000. The maturity date for the Company’s line-of-credit is May 15, 2013.  The line-of-credit is secured by all receivables, inventory and equipment and, like the previous lines of credit, the new facility is not personally guaranteed by the Company’s majority stockholder or any shareholder.  Interest is at the prime rate less three-fourths of a percent, which currently was 2.50% as of March 31, 2012.  The outstanding balances at March 31, 2012 and December 31, 2011 were zero.

Liquidity and Capital Resources (Continued)

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business such as: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At March 31, 2012 and December 31, 2011 the Company was in compliance with all covenants.

The Company’s management believes the current cash, including its line-of-credit, will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future.  However, the Company may require additional cash resources due to changing business conditions or to take advantage of other future developments, which may require the Company to seek additional cash by selling additional equity securities or debt securities.  The sale of convertible debt securities or additional equity securities could result in additional dilution to the Company’s stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties  including: investors’ perception of, and demand for, securities of alternative manufacturing companies; conditions of the U.S. and other capital markets in which we may seek to raise funds; and future results of operations, financial condition and cash flow.  Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, if at all.  Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

Off-Balance Sheet Arrangements.

As of and for the three-months ended March 31, 2012, the Company had no off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2012, Our subsidiary, Powin Renewable Energy Resources, Inc. , an Oregon corporation (“Powin Renewable”) has been named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah ( February 8, 2012.  The complaint alleges, as to Powin Renewable, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC. Mr. Beaston is an employee of Powin Renewable. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages.  We believe there is no basis for the allegations and  we intend to defend against the action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In March 2012, the Company granted 20,000 shares of Common Stock to its Board of Director for their services on the board at $0.44 per share booking an expense of $8,800 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $8,780.  Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued. At March 31, 2012, the shares were not issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the three-month period ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

None.

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

May 21, 2012

By /s/ Joseph Lu
Joseph Lu
Chief Executive Officer
and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

By /s/ Jingshuang Liu
Jingshuang Liu
President and Director