Form 10-Q
period 2012-06-30
POWIN CORP
filed 2012-08-14
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2012, there were 162,212,538 shares of Common Stock, $0.001 par value, outstanding and 6,768 shares of Preferred Stock, $100 par value, outstanding.

POWIN CORPORATION
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets(unaudited)	3
	Condensed Consolidated Statements of Operations(Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss)(Unaudited)	5
	Condensed Consolidated Statements of Cash Flows(Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Note Regarding Forward Looking Statements	15
	Overview	15
	Critical Accounting Policies	15
	Results of Operations	16
	Liquidity and Capital Resources	20
	Off-Balance Sheet Arrangements	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	21

PART II. OTHER INFORMATION

Item 1. .	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	[REMOVED AND RESERVED]	21

Item 5.	Other Information	22

Item 6.	Exhibits.	22

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements.

POWIN CORPORATION
Condensed Consolidated Balance Sheets
	Jun 30, 2012	Dec 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$1,601,092	$2,875,298
Trade accounts receivable, net	7,741,841	5,582,530
Other receivables	464,880	383,411
Inventory	2,739,905	3,048,863
Prepaid expenses	463,666	449,978
Deposits	68,612	60,019
Deferred tax asset current portion	177,308	177,308
Total current assets	13,257,304	12,577,407
Intangible assets	28,175	12,491
Property and equipment, net	2,225,316	1,960,047
Deferred tax asset non-current portion	257,440	257,440
TOTAL ASSETS	$15,768,235	$14,807,385
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$7,112,053	$6,239,758
Line-of-Credit	800,000	-
Accrued payroll and other accrued liabilities	581,737	301,162
Notes payable-current portion	100,000	100,000
Total current liabilities	8,593,790	6,640,920
Long-Term Liabilities
Notes payable-less current portion	325,000	375,000
Total liabilities	8,918,790	7,015,920
Stockholders' equity
Preferred stock, $100 par value, 25,000,000 shares authorized; 6,768 and 6,380 shares issued and outstanding, respectively	676,800	638,000
Common stock, $0.001 par value, 575,000,000 shares authorized; 162,212,538 and 162,172,879 shares issued and outstanding, respectively	162,213	162,173
Additional paid-in capital	9,050,459	9,007,595
Accumulated other comprehensive loss	(59,665)	(30,500)
Accumulated deficit	(2,853,007)	(1,925,007)
Minority interest in subsidiaries	(127,355)	(60,796)
Total stockholders' equity	6,849,445	7,791,465
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$15,768,235	$14,807,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Operations

	Three-months ended Jun 30, 2012	Three-months ended Jun 30, 2011	Six-months ended Jun 30, 2012	Six-months ended Jun 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue- net	$13,515,205	$12,731,692	$26,808,410	$23,683,121
Cost of sales	12,653,017	11,250,004	25,047,633	20,664,194
Gross profit	862,188	1,481,688	1,760,777	3,018,927
Operating expenses	1,488,736	1,342,042	2,729,558	2,853,074
Operating (loss) income	(626,548)	139,646	(968,781)	165,853
Other income (expense) non-operating
Other income	6,975	19,683	38,533	34,658
Interest – net	(4,332)	648	(7,931)	656
Loss on sales of assets	-	(30,529)	-	(30,529)
Other expense	(10,667)	(43,985)	(25,734)	(53,483)
Total other income (expense) non-operating	(8,024)	(54,183)	4,868	(48,698)
(Loss) income before income taxes	(634,572)	85,463	(963,913)	117,155
Income taxes	-	30,470	-	37,670
Net (loss) income	(634,572)	54,993	(963,913)	79,485
Net loss attributable to non-controlling interest in subsidiary	(21,819)	(15,023)	(43,324)	(21,862)
Net (loss) income attributable to Powin Corporation	(612,753)	70,016	(920,589)	101,347
Earnings per share
Basic	$(0.00)	$0.00	$(0.01)	$0.00
Diluted	$(0.00)	$0.00	$(0.01)	$0.00
Weighted average shares
Basic	162,192,538	162,038,255	162,182,538	162,038,255
Diluted	162,192,538	174,271,813	162,182,538	174,271,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three-months ended Jun 30, 2012	Three-months ended Jun 30, 2011	Six-months ended Jun 30, 2012	Six-months ended Jun 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income	$(634,572)	$54,993	$(963,913)	$79,485
Other Comprehensive loss
Foreign currency translation adjustment	(55,948)	(84,428)	(34,311)	(84,415)

Comprehensive loss	(690,520)	(29,435)	(998,224)	(4,930)
Comprehensive loss attributable to non-controlling interest in subsidiary	(30,211)	(15,023)	(48,470)	(21,862)
Comprehensive (loss) income attributable to Powin Corporation	$(660,309)	$(14,412)	$(949,754)	$16,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six-months ended	Six-months ended
	Jun 30, 2012	Jun 30, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net (loss) income	$(920,589)	$101,347
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(43,324)	(21,862)
Depreciation and amortization	199,384	141,496
Shares issued for services	61,104	43,250
Reserve for slow moving and obsolete Inventory	88,000	-
Share based compensation	20,600	53,180
Changes in operating assets
Increase in trade accounts receivable	(2,159,311)	(2,236,672)
Increase in other receivables	(81,469)	(175,543)
Decrease (Increase) in inventories	220,958	(550,705)
Increase in prepaid expenses	(13,688)	(117,369)
Increase in deposits	(8,593)	(30,155)
Increase (decrease) in accrued payroll and other liabilities	280,575	(106,208)
Increase in trade accounts payable	872,295	2,298,352
Net cash used in operating activities	(1,484,058)	(600,889)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of intangible assets	(24,485)	(315)
Purchases of equipment	(455,855)	(286,993)
Net cash flows used in investing activities	(480,340)	(287,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line-of-credit	800,000	-
Payments to equipment line-of-credit	(50,000)	-
Net cash flows provided by financing activities	750,000	-
Impact of foreign exchange translation on cash	(59,808)	(84,415)
Net decrease in cash	(1,274,206)	(972,612)
Cash at beginning of period	2,875,298	3,356,460
Cash at end of period	$1,601,092	$2,383,848
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$7,931	$4,189
Income tax paid	$12,500	$175,000

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the six-month period ended June 30, 2012, are not necessarily indicative of the results to be expected for other interim periods or for the full year then ended December 31, 2012.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Quality Bending and Fabrication, LLC (“QBF”), Powin Wooden Product Service, Inc.,(“Wooden”) Channel Partner Program (“CPP”), Powin Renewable Energy Resources, Inc. (“ Powin Energy”)), and majority owned (85%) joint venture, Powin Industries  SA de CV (“Mexico”). All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Going Concern

The Company sustained operating losses during the three and six months ended June 30, 2012.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to increase revenue generating operations. The Company is currently seeking to adjust the sales pricing with one of the main customer  by QBF  that would help generate more revenue, while simultaneously cutting expenses through reducing labor hours, and tightening inventory control.  While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital through debt financing.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At June 30, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

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

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The Company did not incur any bad debt expense for the three and six month ended June 30, 2012 and 2011.  The Company has an allowance for doubtful accounts of $63,577 and $63,577 as of June 30, 2012 and December 31, 2011.

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

	June 30, 2012	Dec 31, 2011
	(Unaudited)
Raw materials	$313,875	$356,371
Work in progress	10,916	66,823
Finished goods	2,656,318	2,778,873
Reserve for slow moving and obsolete inventory	(241,204)	(153,204)
	$2,739,905	$3,048,863

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial reporting and income tax purposes, the costs of property and equipment are depreciated over the assets estimated useful lives, using principally the straight-line method for financial reporting purposes and an accelerated method for income tax purposes.  Costs associated with repair and maintenance of property and equipment are expensed as incurred.  Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy could result in actual useful lives differing from the Company’s estimates.  In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the asset over

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

its revised remaining useful life thereby increasing depreciation expense. Depreciation expense for the quarters ended June 30, 2012 and 2011 was $78,839 and $48,774, respectively. Depreciation expense for the six-month period ended June 30, 2012 and 2011 were $190,582 and $101,962, respectively.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed. They are reviewed for impairment if indicators of potential impairment exist. Capitalized patent costs represent legal fees associated with filing and maintaining a patent application for the Company’s U-Cube product.  The Company accounts for its patents in accordance with ASC 350-30 and ASC 360.  The Company amortizes the capitalized patent costs on a straight-line basis over an estimated useful life of 5 years. Amortization expense for the quarters ended June 30, 2012 and 2011 was $4,723 and $0, respectively.

Impairment of Long-Lived and Intangible Assets

The Company periodically reviews the carrying amounts of its property, equipment and intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that its long-lived assets as of June 30, 2012 and December 31, 2011 were not impaired.

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

For orders placed by a customer needing customized manufacturing, the Company requires the customer to issue its signed Purchase Order with documentation identifying the specifics of the product to be manufactured. Revenue is recognized on customized manufactured product at completion and shipment of the product.  If the customer cancels the Purchase Order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized. Orders canceled after shipments are fully invoiced to the customer and revenue is recognized.

Cost of Goods Sold

Cost of goods sold includes cost of inventory sold during the period, net of purchase discounts and allowances, and includes freight in costs, warranty and rework costs.

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Advertising

The Company expenses the cost of advertising as incurred.  For the quarters ended June 30, 2012 and 2011, the amount charged to advertising expense was $13,440 and $23,565, respectively. Advertising expense for the six-month period ended June 30, 2012 and 2011 were $29,332 and $76,827, respectively.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period.  Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period.

As of June 30, 2012 and December 31, 2011, there were 11,031,758 and 11,031,758 warrants outstanding and 6,768 and 6,380 convertible preferred shares, respectively (convertible to 1,353,600 and 1,201,800 Common Shares). The equity instruments were not included in the computation of loss per share as of June 30, 2012 because the inclusion would have been anti-dilutive.

Foreign Currency Translation

In February 2011, the company entered into a joint venture establishing a new company in Mexico under which we will hold an 85% majority interest.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-month or historical rates while income and expenses are translated at the average of the beginning of the month rate and the end of the month rate.  Translation gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income.  At June 30, 2012 and December 31, 2011, the cumulative translation adjustment was $(59,665) and $(30,501), respectively.  Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in other comprehensive income.  For the three months ended June 30, 2012 and 2011, the foreign currency translation adjustment to other comprehensive income was $(47,556) and $84,428, respectively. For the six-month period ended June 30, 2012 and 2011, the foreign currency translation adjustment to other comprehensive income was $(29,165) and $84,415, respectively.

Note 2:  Recently Issued Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent adopted accounting developments.

Note 2:  Recently Issued Accounting Pronouncements (Continued)

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

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. We do not expect a material impact on our consolidated financial statements.

Note 3:  Customer and Supplier Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from a small number of customers. For the six months ended June 30, 2012 and 2011, sales to the Company’s three largest customers accounted for 68% and 80% of net sales, respectively. No other customers accounted for more than ten percent of total net sales for the six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, a total amount of $5,272,874 and $3,740,295 was owed by these customers, respectively.

For the three months ended June 30, 2012 and 2011, the Company purchased its products from a small number of vendors. If any of these vendors were to experience delays, capacity constraints or quality control problems, product shipments to the Company’s customers could be delayed, or the Company’s customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the six months ended June 30, 2012 and 2011, the Company purchased 55% and 64% of its inventory from three suppliers, respectively. As of June 30, 2012 and December 31, 2011, the Company owed these vendors in a total amount of $6,140,692 and $5,741,382, respectively.

Note 4:  Bank Loans

At June 30, 2012 the Company had a short-term line-of-credit with a bank with maximum borrowings available of $2,000,000 with a maturity date of May 15, 2013.  Interest on the line-of-credit is indexed to the prime rate less three-fourth point and was 2.50% at June 30, 2012.  The Company’s line-of-credit outstanding balances as of June 30, 2012 and December 31, 2011 was $800,000 and zero, respectively. The Company incurred significant expenses during the quarter mainly revolving around new product development within Powin Energy as well as funding the operating expenses for the new Powin Mexico factory.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of June 30, 2012 and December 31, 2011, the Company was in compliance with all covenants.

In June 2011, the Company entered into a five-year equipment note payable  with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000 and a maturity date of June 21, 2016.  The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable will be used to upgrade old outdated equipment and to add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico  operations.  At June 30, 2012 and December 31, 2011, the Company’s equipment note payable balance was $425,000 and $475,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

Note 5:  Stock Options

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for up to 1,170,000 shares of common stock.  In the three-month period ended June 30, 2012, three employees left the Company electing not to exercise their vested options and 60,000 incentive stock options were forfeited.  Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

The stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2012 and 2011 was $61,104 and $5,396, respectively.  ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

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

Note 5:  Stock Options (Continued)

The following assumptions were used to determine the fair value of the options at date of issuance:

Six-months June 30, 2012
Dividend yield	0
Expected volatility	86.8%
Risk-free interest rate	1.6%
Term in years	5.92
Forfeiture rate	15.4%

A summary of option activity as of June 30, 2012, and changes during the period then ended is presented below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Option granted June 15, 2011	1,170,000	$1.02	6.92	$-
Options forfeited or expired	(80,000)	$-	-	$-
Outstanding at Dec 31, 2011	1,090,000	$1.02	6.42	$-
Options granted for the quarter ended June 30, 2012	-	$-	-	$-
Options exercised	-	$-	-	$-
Options forfeited or expired	(100,000)	$-	-	$-
Outstanding at June 30, 2012	990,000	$1.02	5.92	$-
Exercisable at June 30, 2012	-	$-	-	$-

There were no options exercised during the three and six month period ended June 30, 2012.

Note 6:  Capital Stock

In June 2012, the Company issued 20,000 shares of Common Stock to its Board of Directors for their services on the board at $0.59 per share booking an expense of $11,800 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $11,780.  Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

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

Note 7:  Related Party Transactions

The facility rented by  QBF  is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC. On June 1, 2011, the Company entered into a 122 month lease and moved all the other operating segments into the one facility. Rent paid for the 6 months ended June 30, 2012 and 2011 was $304,644 and $117,142, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s CEO and President, owns 45% in Logan Outdoor Products, LLC.  The Company has made sales to Logan Outdoor Products in the amount of $4,540,899 and $4,663,051 during the three months ended June 30, 2012 and 2011, respectively. The accounts receivable due from Logan Outdoor Products was $3,308,499 and $3,832,845 at June 30, 2012 and 2011, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to Logan Outdoor Products.

The Company’s CEO and President, also owns 50% in CoSource USA, LLC.  The Company has made sales to CoSource USA in the amount of zero and $69 during the three months ended June 30, 2012 and 2011, respectively. The accounts receivable due from CoSource USA was $41,150 and $47,788 at June 30, 2012 and 2011, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to CoSource USA.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2012 are as follows:

Year	Lease Payment
2012 (6 months remaining)	$377,442
2013	754,884
2014	723,696
2015	567,756
2016	567,756
Thereafter	2,577,949
Total	$5,569,483

Note 8:  Contingencies

During the ordinary course of business, the Company encounters various legal claims which, in the opinion of management, will not materially affect the Company’s financial position, results of operations or cash flows.

Powin  Energy  has been named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah on February 8, 2012. The complaint alleges, as to Powin  Energy, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC. Mr. Beaston is an employee of Powin  Energy. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages. The Company and Powin Energy believe there is no basis for the allegations and intends to defend against the action.

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

Results of Operations

The following tables set forth key components of the Company’s results of operations (unaudited), for the three and six-month periods ended June 30, 2012 and 2011, in dollars of sales revenue and its key segments of revenue.

For the three-months ended June 30, 2012

	OEM	QBF	Mexico	Wooden	CPP	PRER	Consolidated

Sales	$11,286,968	$1,858,391	$23,624	$101,168	$200,094	$44,960	$13,515,205
Cost of Sales	10,336,477	1,958,007	145,503	-	175,198	37,832	12,653,017
Gross Profit	950,491	(99,616)	(121,879)	101,168	24,896	7,128	862,188
Operating Expense	658,366	290,602	22,953	114,294	141,574	260,947	1,488,736
Other Income (Expense)	(16,251)	8,859	(632)	-	-	-	(8,024)
Income (loss) before Income Tax	$275,874	$(381,359)	$(145,464)	$(13,126)	$(116,678)	$(253,819)	$(634,572)
Income tax on consolidated income							-
Consolidated net loss							$(634,572)
Net loss attributable to non-controlling interest in subsidiary							$(21,819)
Net loss attributable to Powin Corporation							(612,753)

For the three-months ended June 30, 2011

	OEM	QBF	Mexico	Wooden	CPP	PRER	Consolidated

Sales	$11,539,065	$1,005,298	$-	$100,085	$84,884	$2,360	$12,731,692
Cost of Sales	10,051,265	1,131,608	-	-	65,521	1,610	11,250,004
Gross Profit	1,487,800	(126,310)	-	100,085	19,363	750	1,481,688
Operating Expense	780,996	83,133	100,159	90,191	174,896	112,667	1,342,043
Other Income (Expense)	(38,137)	(10,884)	-	(5,201)	39	-	(54,183)
Income (Loss) before Income Tax	$668,667	$(220,327)	$(100,159)	$4,693	$(155,494)	$(111,917)	$85,462
Income Tax on Consolidated Income							30,470
Consolidated Net Income							$54,992
Net Loss attributable to non-controlling interest in subsidiary							$(15,023)
Net incom Attributable to Powin Corporation							70,016

Results of Operations (Continued)

For the six-months ended June 30, 2012

	OEM	QBF	Mexico	Wooden	CPP	PRER	Consolidated

Sales	$22,853,104	$3,350,689	$55,236	$179,556	$299,604	$70,221	$26,808,410
Cost of sales	20,896,822	3,555,279	286,451	-	251,666	57,415	25,047,633
Gross profit	1,956,282	(204,590)	(231,215)	179,556	47,938	12,806	1,760,777
Operating expense	1,460,915	327,075	56,215	214,670	241,300	429,383	2,729,558
Other income (expense)	(28,650)	34,917	(1,399)	-	-	-	4,868
Income (loss) before income tax	$466,717	$(496,748)	$(288,829)	$(35,114)	$(193,362)	$(416,577)	$(963,913)
Income tax on consolidated income							-
Consolidated net loss							(963,913)
Net loss attributable to non-controlling interest in subsidiary							(43,324)
Net loss attributable to Powin Corporation							$(920,589)

For the six-months ended June 30, 2011

	OEM	QBF	Mexico	Wooden	CPP	PRER	Consolidated

Sales	$20,734,722	$2,493,365	$-	$205,573	$170,821	$78,640	$23,683,121
Cost of sales	17,960,350	2,524,710	-	-	128,786	50,348	20,664,194
Gross profit	2,774,372	(31,345)	-	205,573	42,035	28,292	3,018,927
Operating expense	1,567,628	414,727	145,749	181,365	311,972	231,633	2,853,074
Other income (expense)	(47,626)	661	-	(5,201)	3,468	-	(48,698)
Income (loss) before income tax	$1,159,118	$(445,411)	$(145,749)	$19,007	$(266,469)	$(203,341)	$117,155
Income tax on consolidated income							37,670
Consolidated net income							$79,485
Net Loss attributable to non-controlling interest in subsidiary							$(21,862)
Net income Attributable to Powin Corporation							101,347

Results of Operations (Continued)

Consolidated net revenues for the three-month period ended June 30, 2012, were up 6% or approximately $784 thousand dollars from the same period of 2011.  The Company’s OEM  net revenues decreased 2% or approximately $252 thousand dollars,  QBF  net revenues increased 85% or approximately $853 thousand dollars, the Company’s Mexico operations began generating revenues in the first quarter, and continued into the second quarter with $24 thousand dollars reported,   Wooden  net revenues increased 1% or approximately $1 thousand dollars,  CPP net revenues increased 136% or approximately $115 thousand dollars, the Energy segment net revenues increased 1805% or $43 thousand dollars.

 OEM  sales stayed event over the second quarter of 2012 and 2011. The slight decrease is due to the continuing impact on its margins due to increased manufacturing costs in China and cost of shipping freights. OEM has managed to obtain new customers during the quarters well as develop several new products for the optical industry

 QBF  sales increase is due to greater demands from it major customer and a new customer in support of the Company’s Energy segment.

Wooden sales saw a slight increase, but management expects sales to rebound more dramatically as the Company’s OEM  sales continue to rebound.

 CPP  increased sales revenue, which has proven the current sales marketing program has been effective. The reduction in operating expense year over year has been a result of internal consolidation and streamlined process. Like OEM, CPP is seeing an impact on its margin due to increased manufacturing costs in China. Management is hopeful to continue to reduce operating costs and is optimistic with the launch of several new products in the near term.

 Powin Energy secured initial purchase orders from highly recognized brand name customers in the first quarter for lighting and battery products, which continued into the second quarter as well:

•
Powin Energy fulfilled two purchase orders for cylindrical, rechargeable batteries from a global battery company in the first quarter. The customer is still testing our batteries and ramping up sales efforts. Management is hopeful for additional orders in the coming quarters.

•
Powin Energy continued with orders of a lighting specification for a large grocery chain that is performing retrofits in the jewelry section of their stores throughout the second quarter.  Management is optimistic with sales projections of the next quarter exceeding existing inventory. We are fulfilling the initial order and expect continuing orders in Q2 and beyond.

Other significant milestones for Powin Energy during Q2:

•
Powin Energy has been selected to participate in the Pacific Northwest Smart Grid Demonstration, a DOE funded event that will bring enormous attention to Powin Energy.  We will be exposed to many prospective customers and stakeholders as we demonstrate the benefits of our energy storage product to the utility sector. We have now finalized the energy storage system and will be installing for this demonstration in the upcoming quarter.

•
Powin Energy initiated the integration of a fully mobile grid scale energy storage system that will be tested and evaluated by several utility companies and Pacific Northwest National Laboratory. The product is projected for completion in the upcoming quarter.

•	Powin Energy launched a line of LED light fixtures for various applications.
•
Powin Energy announced a partnership with Oregon Tech, whereby Powin donated testing equipment to their laboratory. In return, Powin Energy will have access to their facility and will draw upon the expertise of the staff members and students through the form of internships and research papers.

•	Powin Energy announced a co-branding relationship with Ideal Power Converters for grid scale energy storage sector.
•	Powin Energy launched a web-based monthly e-newsletter that circulates to over 1,800 interested parties.

Results of Operations (Continued)

Consolidated cost of sales are up 12.5% or approximately $1.4 million dollars for the three-month period ended June 30, 2012, when compared with the same period in 2011.  As a percent of net revenue, consolidated cost of sales was 93.6% for the three-month period ended June 30, 2012, compared to 88.4% for the same period in 2011.
Consolidated gross profits decreased $619 thousand dollars. Gross profit was 6.4% for the three-month period ended June 30, 2012, compared to 11.6% for the same period in 2011.  The decrease in gross profit is attributed to continued inefficiencies in the Company’s QBF and Mexico  operations and,  OEM  gained  new customers but with lower margins. Powin Energy is also attributable to the decrease in gross profits due to the enhanced developmental costs for new products.

Consolidated operating expenses for the three-month period ended June 30, 2012, increased 11% or approximately $147 thousand dollars from the same period in 2011. The following table is reflective of the changes in operating expenses in dollars and percentage of change for the three-month period ended June 30.
For the three-months ended June 30

	2012	2011	Change	% Change
	(Unaudited)	(Unaudited)
Salaries & Related	$824,167	$821,207	$2,960	0.4%
Advertising	13,440	23,565	(10,125)	-43.0%
Professional Services	271,736	253,638	18,098	7.1%
All Other	379,393	243,632	135,761	55.7%
TOTAL	$1,488,736	$1,342,042	$146,694	10.9%

Consolidated net revenues for the six-month period ended June 30, 2012 were up 13.2% or approximately $3.1 million dollars. The Company’s OEM  net revenues increased 10.2% or approximately $2.1 million dollars,  QBF  net revenues increased 34.4% or approximately $858 thousand dollars, the Company’s Mexico operations began generating revenues in the first quarter, which continued into the second quarter for a total for the six-months ended June 30, 2012 of approximately $55 thousand dollars reported,  Wooden  net revenues decreased 12.7% or approximately $26 thousand dollars,  CPP st net revenues increased 75.5% or approximately $129 thousand dollars, Powin Energy  net revenues decreased 11% or approximately $9 thousand dollars.

Consolidated cost of sales are up by 21.2% or approximately $4.4 million dollars for the six-month period ended June 30, 2012, when compared with the same period in 2011. As a percent of net revenue, consolidated cost of sales was 93.4% for the six-month period ended June 30, 2012, compared to 87.3% for the same period in 2012.

Consolidated gross profits decreased $1.3 million dollars, but as a percent of net revenues gross profit was 6.6% for the six-month period ended June 30, 2012, compared to 12.7% for the same period in 2011. The decrease in gross profit is attributed to the inefficiencies mentioned above as well as the increased costs in the development of new products for Powin Energy.

Consolidated operating expenses for the six-months ended June 30, 2012, decreased 4.3% or approximately $124 thousand dollars from the same period in 2011.

The following table is reflective of the changes in operation expenses in dollars and percentage of change for the six-month period ended June 30, 2012.

For the six-months ended June 30

	2012	2011	Change	% Change
	(Unaudited)	(Unaudited)
Salaries & Related	$1,630,680	$1,578,561	$52,119	3.3%
Advertising	29,332	76,827	(47,495)	-61.8%
Professional Services	504,807	571,626	(66,819)	-11.7%
All Other	564,739	626,060	(61,321)	-9.8%
TOTAL	$2,729,558	$2,853,074	$(123,516)	-4.3%

Liquidity and Capital Resources

For the six-month period ended June 30, 2012, cash used by operating activities was $1.48 million dollars compared to $601 thousand dollars used during the same period in 2011.  Cash used in investing activities was $480 thousand dollars in the six-month period ended June 30, 2012, to replace manufacturing equipment and develop new products, compared to $287 thousand dollars used in investing activities in the same period of 2011, to replace equipment. Cash used in financing activities was $750 thousand dollars in the six-month period ended June 30, 2012, to pay down the Company’s existing notes payable. The Company did not require and did not use cash from financing activities in the same period of 2011.

The ratio of current assets to current liabilities was 1.54 at June 30, 2012, compared to 1.89 at December 31, 2011.  Quick liquidity (current assets minus inventories divided by current liabilities) was 1.22 at June 30, 2012 compared to 1.33 at December 31, 2011.  At June 30, 2012, the Company had working capital of $4.66 million dollars compared to working capital of $6.5 million dollars at December 31, 2011.  Average day’s sales outstanding on trade accounts receivable at June 30, 2012, was 45 days compared to average days sales outstanding of 42 days at December 31, 2011.

As discussed above, the Company at June 30, 2012 had a line-of-credit with a bank with maximum borrowing capacity of $2,000,000.  The maturity date for the Company’s line-of-credit is May 15, 2013.  The line-of-credit is secured by all receivables, inventory and equipment and, like the previous lines of credit, the new facility is not personally guaranteed by the Company’s majority stockholder or any shareholder.  Interest is the prime rate less three-fourth percent, which currently was 2.50% as of June 30, 2012.  The outstanding balances at June 30, 2012 and December 31, 2011 were $800,000 and zero, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business such as: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  At June 30, 2012 and December 31, 2011 the Company was in compliance with all covenants.

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

Off-Balance Sheet Arrangements.

As of and for the six-months ended June 30, 2012, the Company had no off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2012, Our subsidiary, Powin Renewable Energy Resources, Inc. , an Oregon corporation (“Powin Energy”) has been named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah (February 8, 2012).  The complaint alleges, as to Powin Energy, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC. Mr. Beaston is an employee of Powin Energy. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages. Powin Energy, and its’ codefendant, Virgil Beaston, have filed answers to the plaintiff’s complaint. We believe there is no basis for the allegations and we intend to defend against the action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In June 2012, the Company issued 20,000 shares of Common Stock to its Board of Directors for their services on the board at $0.59 per share booking an expense of $11,800 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $11,780.  Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the six-month period ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

None

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

August 14, 2012

By /s/ Joseph Lu
Joseph Lu
Chief Executive Officer
and Interim Chief Financial Office
(Principal Executive Officer and Principal Financial Officer)

By /s/ Jingshuang Liu
Jingshuang Liu
President and Director