Form 10-Q/A
period 2012-06-30
POWIN CORP
filed 2012-08-27
CIK 1468780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
Amendment No. 1

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

None
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

Explanatory Note

We are amending our Quarterly Report for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 403 of Regulation S-T.

Item  6.  Exhibits

101         Interactive data files pursuant to Rule 405 of Regulation S-T consisting of the following:
(i)  Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011
(ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011
(iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011
(v)  Notes to the Condensed Consolidated Financial Statements*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

August 27, 2012

By /s/ Joseph Lu Joseph Lu Chief Executive Officer and Interim Chief Financial Office (Principal Executive Officer and Principal Financial Officer)

By /s/ Jingshuang Liu Jingshuang Liu President and Director