Form 10-Q
period 2012-09-30
POWIN CORP
filed 2012-11-16
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 15, 2012, there were 162,227,538 shares of Common Stock, $0.001 par value, outstanding and 6,768 shares of Preferred Stock, $100 par value, outstanding.

POWIN CORPORATION
Index

PART I.         FINANCIAL INFORMATION

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
Condensed Consolidated Balance Sheets

	Sep 30, 2012	Dec 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$2,100,582	$2,875,298
Accounts receivable, net	5,164,280	5,582,530
Other receivables	522,859	383,411
Inventory	2,928,064	3,048,863
Prepaid expenses	269,385	449,978
Deposits	66,974	60,019
Deferred tax asset current portion	177,308	177,308
Total current assets	11,229,452	12,577,407
Intangible assets	27,530	12,491
Property and equipment, net	2,157,306	1,960,047
Deferred tax asset non-current portion	257,440	257,440
TOTAL ASSETS	$13,671,728	$14,807,385
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,602,301	$6,239,758
Line-of-credit borrowing	800,000	-
Accrued payroll and other liabilities	521,018	301,162
Notes payable-current portion	100,000	100,000
Total current liabilities	7,023,319	6,640,920
Long-Term Liabilities
Notes payable-less current portion	300,000	375,000
Total liabilities	7,323,319	7,015,920
Stockholders' equity
Preferred stock, $100 par value, 25,000,000 shares authorized; 6,768 and 6,380 shares issued and outstanding, respectively	676,800	638,000
Common stock, $0.001 par value, 575,000,000 shares authorized; 162,212,538 and 162,172,879 shares issued and outstanding, respectively	162,228	162,173
Additional paid-in capital	9,894,803	9,007,595
Accumulated other comprehensive loss	(28,421)	(30,500)
Accumulated deficit	(4,202,421)	(1,925,007)
Minority interest in subsidiaries	(154,580)	(60,796)
Total stockholders' equity	6,348,409	7,791,465
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$13,671,728	$14,807,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months ended		Nine-months ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011

Sales- net	$9,370,114	$10,367,793	$36,178,524	$34,050,914
Cost of sales	8,759,425	9,296,089	33,807,058	29,960,283
Gross profit	610,689	1,071,704	2,371,466	4,090,631
Operating expenses	2,009,140	1,503,924	4,738,698	4,356,998
Operating loss	(1,398,451)	(432,220)	(2,367,232)	(266,367)
Other income (expense) non-operating
Other income	-	42,330	38,533	76,988
Interest – net	(10,024)	-	(17,955)	656
Loss on sale of assets	(6,825)	-	(6,825)	(30,529)
Other expense	25,734	(60,746)	-	(114,229)
Total other expense non-operating	8,885	(18,416)	13,753	(67,114)
Loss before income taxes	(1,389,566)	(450,636)	(2,353,479)	(333,481)
Income taxe expense (benefit)	-	(37,670)	-	-
Net loss	(1,389,566)	(412,966)	(2,353,479)	(333,481)
Net loss attributable to non-controlling interest in subsidiary	(32,741)	(20,707)	(76,065)	(42,569)
Net loss attributable to Powin Corporation	(1,356,825)	(392,259)	(2,277,414)	(290,912)
Earnings per share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares
Basic	162,192,611	162,122,546	162,192,611	162,066,661
Diluted	174,577,969	174,300,219	174,577,969	174,300,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three-months ended		Nine-months ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,389,566)	$(412,966)	$(2,353,479)	$(333,481)
Other Comprehensive income (loss)
Foreign currency translation adjustment	(13,805)	57,659	2,449	(26,756)

Comprehensive loss	(1,403,371)	(355,307)	(2,351,030)	(360,237)
Comprehensive loss attributable to non-controlling interest in subsidiary	(97,200)	(20,707)	(75,695)	(42,569)
Comprehensive loss attributable to Powin Corporation	$(1,306,171)	$(334,600)	$(2,275,335)	$(317,668)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWIN CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine-months ended	Nine-months ended
	Sept 30, 2012	Sept 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net (loss) income	$(2,353,479)	$(333,481)
Adjustments to reconcile net income to net cash provided by (used) in operating activities
Net loss attributable to non-controlling interest in subsidiary	(76,065)	-
Depreciation	365,631	202,368
Shares issued for services	-	43,250
Deposits written-off	-	-
Loss on disposal of equipment	6,825	-
Reserve for slow moving and obsolete Inventory	88,000	-
Share based compensation	841,559	69,784
Stock option compensation	84,504	51,127
Provision for doubtful accounts receivable	-	37,667
Provision for income tax	-	-
Changes in operating assets
Decrease in trade accounts receivable	418,250	373,062
Increase in other receivables	(139,448)	(352,127)
(Increase) decrease in inventories	32,799	(2,181,530)
(Increase) decrease in prepaid expenses	180,593	(88,840)
(Increase) decrease in deposits	(6,955)	305,217
Changes in operating liabilities
Increase (decrease) in trade accounts payable	(637,457)	1,208,677
Increase in accrued payroll and other liabilities	219,856	142,340
Increase in deferred tax asset	-	-
Net cash provided by operating activities	(975,387)	(522,486)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of intangible assets	(20,407)	(315)
Purchases of equipment	(480,421)	(374,745)
Proceeds from joint venture partner	-	25,500
Net cash flows used in investing activities	(500,828)	(349,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under line-of-credit	800,000	-
Net proceeds from long-term borrowing	-	500,000
Net re-payment towards long-term barrowing	(75,000)	-
Net cash flows provided by financing activities	725,000	500,000
Impact of foreign exchange translation on cash	(23,501)	(26,756)
Net decrease in cash	(774,716)	(398,802)
Cash at beginning of period	2,875,298	3,356,460
Cash at end of period	$2,100,582	$2,957,658
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$17,955	$-
Income tax paid	$12,866	$250,000

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the nine-month period ended September 30, 2012, are not necessarily indicative of the results to be expected for other interim periods or for the full year then ended December 31, 2012.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Quality Bending and Fabrication, LLC (“QBF”), Powin Wooden Product Service, Inc.,(“Wooden”) Channel Partner Program (“CPP”), Powin Renewable Energy Resources, Inc. (“ Powin Energy”), and majority owned (85%) joint venture, Powin Industries  SA de CV (“Mexico”). All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Going Concern

The Company sustained operating losses during the three and nine months ended September 30, 2012.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Management is endeavoring to increase revenue generating operations. The Company is currently seeking to adjust the sales pricing with a main customer in its QBF segment while simultaneously reducing expenses through reducing labor hours.   While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital through debt financing.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest and are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The Company did not incur any bad debt expense for the three and nine months ended September 30, 2012 and 2011. The Company has an allowance for doubtful accounts of $63,577 and $63,577 as of September 30, 2012 and December 31, 2011.

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

	Sept 30, 2012	Dec 31, 2011
Raw Materials	$280,007	$356,371
Work in Progress	41,291	66,823
Finished Goods	2,847,970	2,778,873
Reserve for slow moving and obsolete inventory	(241,204)	(153,204)
	$2,928,064	$3,048,863

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial reporting and income tax purposes, the costs of property and equipment are depreciated over the assets estimated useful lives, using principally the straight-line method for financial reporting purposes and an accelerated method for income tax purposes.  Costs associated with repair and maintenance of property and equipment are expensed as incurred.  Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy could result in actual useful lives differing from the Company’s estimates.  In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the asset over

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

its revised remaining useful life thereby increasing depreciation and Amortization expense. Depreciation and Amortization expense for the quarters ended September 30, 2012 and 2011 was $166,247 and $60,872, respectively. Depreciation and Amortization expense for the nine-month period ended September 30, 2012 and 2011 was $365,631 and $202,368, respectively.

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

Impairment of Long-Lived and Intangible Assets

The Company periodically reviews the carrying amounts of its property, equipment and intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that its long-lived assets as of September 30, 2012 and December 31, 2011 were not impaired.

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

Note 1 – Description of Business and Summary of Significant Accounting Policies (Continued)

Advertising

The Company expenses the cost of advertising as incurred.  For the quarters ended September 30, 2012 and 2011, the amount charged to advertising expense was $21,619 and $28,878, respectively. Advertising expense for the nine-month period ended September 30, 2012 and 2011 was $50,951 and $105,705, respectively.

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

As of September 30, 2012 and December 31, 2011, there were 11,031,758 and 11,031,758 warrants outstanding and 6,768 and 6,380 convertible preferred shares, respectively (convertible to 1,353,600 and 1,201,800 Common Shares). The equity instruments were not included in the computation of loss per share as of September 30, 2012 because the inclusion would have been anti-dilutive.

Foreign Currency Translation

In February 2011, the company entered into a joint venture establishing a new company in Mexico under which we hold an 85% majority interest. All transactions are translated into U.S. dollars for financial reporting purposes. Balance sheet accounts are translated at the end-of-month or historical rates while income and expenses are translated at the average of the beginning of the month rate and the end of the month rate. Translation gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income.  At September 30, 2012 and December 31, 2011, the cumulative translation adjustment was $28,421 and $30,500, respectively. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in other comprehensive income. For the three months ended September 30, 2012 and 2011, the foreign currency translation adjustment to other comprehensive income was $(13,805) and $57,659, respectively. For the nine-month period ended September 30, 2012 and 2011, the foreign currency translation adjustment to other comprehensive income was $2,449 and $(26,756), respectively.

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

Note 3:  Customer and Supplier Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from a small number of customers. For the nine months ended September 30, 2012 and 2011, sales to the Company’s three largest customers accounted for 70% and 68% of net sales, respectively. No other customers accounted for more than ten percent of total net sales for the nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, a total amount of $3,344,721 and $3,740,295 was owed by these customers, respectively.

For the period ended September 30, 2012 and 2011, the Company purchased its products from a small number of vendors. If any of these vendors were to experience delays, capacity constraints or quality control problems, product shipments to the Company’s customers could be delayed, or the Company’s customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue. For the nine months ended September 30, 2012 and 2011, the Company purchased 57% and 73% of its inventory from three suppliers, respectively. As of September 30, 2012 and December 31, 2011, the Company owed these vendors in a total amount of $3,341,958 and $5,741,382, respectively.

Note 4:  Line of Credit

At September 30, 2012 the Company had a short-term line-of-credit with a bank with maximum borrowings available of $2,000,000 with a maturity date of May 15, 2013.  Interest on the line-of-credit is indexed to the prime rate less three-fourth point and was 2.50% at September 30, 2012.  The Company’s line-of-credit outstanding balances as of September 30, 2012 and December 31, 2011 was $800,000 and zero, respectively. The Company borrowed from the line to pay expenses during the quarter mainly revolving around new product development within Powin Energy as well as funding the operating expenses for the new Powin Mexico factory.

Note 4:  Line of Credit (Continued)

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total senior liabilities to capital ratio of 2.50 to 1.00 tested at the end of each quarter; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of December 31, 2011, the Company was in compliance with all covenants. However, based on the operating results through nine months ended September 30, 2012, the Company might not in compliance with the fixed charge ratio at the end of 2012 fiscal year.

In June 2011, the Company entered into a five-year equipment note payable  with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000 and a maturity date of June 21, 2016.  The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable will be used to upgrade old outdated equipment and to add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico operations.  At September 30, 2012 and December 31, 2011, the Company’s equipment note payable balance was $400,000 and $475,000, respectively.  The Company has no covenants with respect to this equipment note payable, however it is secured by equipment purchased using this facility.

Note 5:  Stock Options

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for up to 1,170,000 shares of common stock.  In the three-month period ended September 30, 2012, three employees left the Company electing not to exercise their vested options and 60,000 incentive stock options were forfeited.  Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

The share-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2012 and 2011 was $820,959 and $16,604 respectively. The stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2012 and 2011 was $841,559 and $69,784 respectively. ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

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

The following assumptions were used to determine the fair value of the options at date of issuance:

	Nine-months Sept 30, 2012	Twelve-months Dec 31, 2011
Dividend yield	-	-
Expected volatility	86.8%	86.8%
Risk-free interest rate	1.6%	1.6%
Term in years	6.9	6.9
Forfeiture rate	10.3%	6.8%

Note 5:  Stock Options (Continued)

A summary of option activity as of September 30, 2012, and changes during the period then ended is presented below:

	Options	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Option granted June 15, 2011	1,170,000	1.02	6.92	-
Option forfeited or expired	(120,000)	1.02	6.92	-
Outstanding at Dec 31, 2011	1,050,000	$1.02	6.42	$-
Options granted for the quarter ended Sept 30, 2012	-	-	-	-
Options exercised	-	-	-	-
Options forfeited or expired	(250,000)	1.02	5.67	-
Outstanding at Sept 30, 2012	800,000	$1.02	5.67	$-

Exercisable at Sept 30, 2012	-	$-	-	$-

There were no options exercised during the three and nine month period ended September 30, 2012.

During the quarter ended September 30, 2012, the Company modified its Series A warrants by reducing the exercise price on September 8, 2012, from $2.00 to $0.45 which was the exchange quoted stock price on the date of the modification. The Company accounted for this re-pricing modification by measuring the difference between the fair value of the modified awards and the fair value of the original awards on the modification date. The incremental compensation cost as a result of this modification was $815,709 which the Company recognized on the date of modification as these warrants were effectively already vested as the service requirement for these warrants had been previously satisfied.  These warrants were initially issued in connection with a reverse merger transaction on July 8, 2008 and therefore, the service requirement for the Series A warrants were satisfied upon the consummation of the reverse merger transaction.

The fair value of these modified warrants was calculated using the Black Scholes valuation model with the following inputs:

	Before	After
Date	September 5, 2012	September 5, 2012
Stock Price	$0.45	$0.45
Exercise Price	$2.00	$0.45
Expected Life (YRS)	6 months	6 months
Risk Free Rate	0.14%	0.14%
Volatility	203%	203%
Rate of Dividends:	-	-

Note 6:  Capital Stock

In September 2012, the Company issued 15,000 shares of Common Stock to its Board of Directors for their services on the board at $0.35 per share recognizing an expense of $5,250 which is reflected in Stockholders’ Equity and Additional Paid in Capital.  Each director received 5,000 shares of Common Stock for an aggregate of 15,000 shares of Common Stock issued.

In June 2012, the Company granted 20,000 common shares to its Board of Directors for their services on the board, with an expense of $11,800 to the Company.

In March 2012, the Company granted 20,000 common shares to its Board of Directors for their services on the board, with an expense of $8,800 to the Company.

Note 6:  Capital Stock (Continued)

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

Note 7:  Related Party Transactions

The facility rented by QBF is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC. On June 1, 2011, the Company entered into a 122 month lease and moved all the other operating segments into the one facility. Rent expenses for the nine months ended September 30, 2012 and 2011 was $566,163 and $305,863, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s CEO and Interim CFO, owns 45% in Logan Outdoor Products, LLC.  The Company has earned sales to Logan Outdoor Products in the amount of $3,769,406 and $4,124,096 during the three months ended September 30, 2012 and 2011, respectively. The Company has earned sales to Logan Outdoor Products in the amount of $13,450,679 and $13,905,858 during the nine months ended September 30, 2012 and 2011, respectively. The accounts receivable due from Logan Outdoor Products as of
September 30, 2012 and December 31, 2011 was $1,892,680 and $2,206,400, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to Logan Outdoor Products.

The Company’s CEO and Interim CFO, also owns 50% in CoSource USA, LLC.  The Company has earned sales to CoSource USA in the amount of $13,181 and $7,073 during the three months ended September 30, 2012 and 2011, respectively. The Company has earned sales to CoSource USA in the amount of $46,237 and $19,078 during the nine months ended September 30, 2012 and 2011, respectively. The accounts receivable due from CoSource USA was $74,896 and $71,040 at September 30, 2012 and 2011, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to CoSource USA.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2012 are as follows:

Year	Lease Payment
2012(3 months remaining)	$188,721
2013	754,884
2014	723,696
2015	567,756
2016	567,756
Thereafter	2,577,949
Total	$5,380,762

Note 8:  Contingencies

During the ordinary course of business, the Company encounters various legal claims which, in the opinion of management, will not materially affect the Company’s financial position, results of operations or cash flows.

Note 8:  Contingencies (Continued)

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

On May 24, 2012, Powin Energy filed its Answers contesting the claims made by Global Storage Group LLC (“GSG”). On May 25, 2012, Defendant, Virgil Beaston, filed his Answer, Counter claims and Third party Complaint impleading GSG principles Sam Leven and Harvey Weiss. The parties are conducting document discovery, scheduling depositions and awaiting responsive pleading from Messrs. Leven and Weiss. A trial date is expected to be set in March, 2013.

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

A description of our operating segments as of September 30, 2012 and December 31, 2011, can be found below.

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

Maco:

All products are sold in North America and include bed frames, chests and night stands made of solid alder and pine woods.  Effective January 1, 2012, the business of Maco was merged into CPP, another one of the Company’s wholly-owned subsidiaries. All assets, liabilities, and equity interests were transferred to CPP. CPP initially recognized the assets and liabilities transferred at their then carrying amounts as of the date of transfer.

Note 9:  Business Segment Reporting (Continued)

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

Powin Industries SA de CV:

All products will be sold in Mexico and North America and include truck, auto parts, pump and valves, machinery parts, pulleys and flywheels, pedestal and frames, cylinder and pistons, crank and crank case, series cast iron made classical vee-pulley and taper bushed, vee-pulleys sprocket and gears, timing wheel, flat belt wheel and roller wheels, cast iron flywheel (dynamic balanced or static balanced), cast iron made hand wheels bearing block, flexible couplings, brake rotors & drums, tie rod and rail wheels, ductile iron cranks, cast iron crank case, cast iron cylinders, cylinder hub.  This segment will also provide services for welding, precise machining, forming and stamping, cutting, and bending.

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

Overview

Powin Corporation has relationships with various manufacturers in China and Taiwan that manufacture a variety of products for the Company’s U.S. customers which they sell and distribute throughout the U.S. In addition, the Company owns an 85% interest in a manufacturing joint venture in Mexico. The Company’s customer base includes distributors in the transportation, medical, sports, camping, fitness, packaging and furniture industries.

Overview (Continued)

In addition to providing manufacturing coordination and distribution support for original equipment manufacturers, the Company sells its own proprietary products through its CPP and Powin Energy subsidiaries. Powin Energy is working to develop and commercialize energy storage systems based on lithium battery technology for the transportation, utility and commercial building markets.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our unaudited condensed consolidated financial statements.

Results of Operations

The following tables set forth key components of the Company’s results of operations (unaudited), for the three and nine-month periods ended September 30, 2012 and 2011, in dollars of sales revenue and its key segments of revenue.

For the three-months ended September 30, 2012

	OEM	QBF	Mexico	Wooden	CPP	PRER	Consolidated
Sales	$7,842,868	$1,228,952	$9,163	$68,100	$148,285	$72,746	$9,370,114
Cost of Sales	7,247,564	1,154,076	205,693	-	136,868	15,224	8,759,425
Gross Profit	595,304	74,876	(196,530)	68,100	11,417	57,522	610,689
Operating Expense	1,221,594	178,549	20,164	111,472	155,393	321,968	2,009,140
Other Income (Expense)	14,835	(4,371)	(1,579)	-	-	-	8,885
Income (Loss) before Income Tax	$(611,455)	$(108,044)	$(218,273)	$(43,372)	$(143,976)	$(264,446)	$(1,389,566)
Income Tax on Consolidated Income							-
Consolidated Net Income							$(1,389,566)
Net loss attributable to non-controlling interest in subsidiary							(32,741)
Net income attributable to Powin Corporation							$(1,356,825)

For the three-months ended September 30, 2011

	OEM	QBF	Mexico	Wooden	CPP	PRER	Consolidated
Sales	$8,801,556	$1,436,206	$-	$48,353	$66,171	$15,507	$10,367,793
Cost of Sales	7,639,047	1,583,386	-	-	59,220	14,436	9,296,089
Gross Profit	1,162,509	(147,180)	-	48,353	6,951	1,071	1,071,704
Operating Expense	865,123	87,226	126,077	91,367	185,818	148,313	1,503,924
Other Income (Expense)	(31,364)	40,413	(28,991)	-	4,994	-	(18,416)
Income (Loss) before Income Tax	$266,022	$(193,993)	$(155,068)	$(43,014)	$(173,873)	$(147,242)	$(450,636)
Income Tax on Consolidated Income							(37,670)
Consolidated Net Income							$(412,966)
Net loss attributable to non-controlling interest in subsidiary							(20,707)
Net income attributable to Powin Corporation							$(392,259)

Results of Operations (Continued)
For the nine-months ended September 30, 2012

	OEM	QBF	Mexico	Wooden	CPP	PRER	Consolidated
Sales	$30,695,972	$4,579,641	$64,399	$247,656	$447,889	$142,967	$36,178,524
Cost of sales	28,144,386	4,709,355	492,144	-	388,534	72,639	33,807,058
Gross profit	2,551,586	(129,714)	(427,745)	247,656	59,355	70,328	2,371,466
Operating expense	2,682,509	505,624	76,379	326,142	396,693	751,351	4,738,698
Other income (expense)	(13,815)	30,546	(2,978)	-	-	-	13,753
Income (loss) before income tax	$(144,738)	$(604,792)	$(507,102)	$(78,486)	$(337,338)	$(681,023)	$(2,353,479)
Consolidated net income							$(2,353,479)
Net loss attributable to non-controlling interest in subsidiary							(76,065)
Net income attributable to Powin Corporation							$(2,277,414)

For the nine-months ended September 30, 2011

	OEM	QBF	Mexico	Wooden	CPP	PRER	Consolidated
Sales	$29,536,278	$3,929,571	$-	$253,926	$236,992	$94,147	$34,050,914
Cost of sales	25,599,397	4,108,096	-	-	188,006	64,784	29,960,283
Gross profit	3,936,881	(178,525)	-	253,926	48,986	29,363	4,090,631
Operating expense	2,432,751	501,953	271,826	272,732	497,790	379,946	4,356,998
Other income (expense)	(78,990)	41,074	(28,991)	(5,201)	4,994	-	(67,114)
Income (loss) before income tax	$1,425,140	$(639,404)	$(300,817)	$(24,007)	$(443,810)	$(350,583)	$(333,481)
Consolidated net income							$(333,481)
Net Loss attributable to non-controlling interest in subsidiary							(42,569)
Net income attributable to Powin Corporation							$(290,912)

Consolidated net revenues for the three-month period ended September 30, 2012 decreased approximately $998 thousand, or 9.6%, compared to same period in 2011. Consolidated net revenues for the nine-month period ended September 30, 2012 increased approximately $2.1 million, or 6.2% compared to the same period in 2011.

The Company’s OEM net revenues for the three-month period ended September 30, 2012 decreased approximately $959 thousand, or 10.9%, compared to the same period in 2011. For the nine months ended September 30, 2012, OEM net revenues increased approximately $1.2 million, or 3.9% compared to the same period in 2011. OEM saw one of its primary customers decrease its purchases over the quarter as well as for the fiscal year, which was only partially offset by the addition of new customers.

QBF net revenues for the three-month period ended September 30, 2012 decreased approximately $207 thousand, or 14.4%. QBF experienced a sales decrease from its major customer for the quarter, but sales are forecast to partially rebound in the upcoming quarter.  For the nine-month period ended September 30, 2012, QBF net revenues increased approximately $650 thousand, or 16.5%.

Revenue decreases from OEM and QBF were partially offset by increases in net revenues at the Company’s Mexico, Wooden, CPP and Powin Energy subsidiaries of approximately $9 thousand, $20 thousand $82 thousand and $57 thousand, respectively for the three-month period ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012 revenues at the Company’s Mexico, CPP and Powin Energy subsidiaries increased by approximately $64 thousand, $211 thousand and $48 thousand, respectively, compared to the same period in 2011. Revenue from Wooden did not vary significantly from 2011.

The cost of product revenue as a percentage of net revenue was 93.5% for the three-month period ended September 30, 2012, compared to 89.7% in the prior period and was 93.4% for the nine month period ended September 30, 2012 compared to 87.9% in the same period of 2011. The increase in cost of sales is primarily attributed to increased price pressure from customers and increased manufacturing and shipping costs from China, and startup costs in the Company’s Mexico operations.

Results of Operations (Continued)

Consolidated gross profits for the three-month period ended September 30, 2012 decreased approximately $461 thousand compared to same period in 2011, but as a percent of net revenues gross profit was 6.5%. Consolidated gross profits for the nine-month period ended September 30, 2012 decreased approximately $1.7 million compared to same period in 2011, but as a percent of net revenues gross profit was 6.6%. The decrease in gross profit is attributed to the inefficiencies mentioned above as well as the increased costs in the development of new products for Powin Energy.

Consolidated operating expenses for the three-month period ended September 30, 2012, increased 34% or approximately $505 thousand from the same period in 2011. The following table is reflective of the changes in operating expenses in dollars and percentage of change for the three-month period ended September 30.

For the three-months ended September 30

	2012	2011	Change	% Change
Salaries & Related	$516,439	$912,259	$(395,820)	-43.4%
Advertising	21,619	28,878	(7,259)	-25.1%
Professional Services	254,641	263,019	(8,378)	-3.2%
All Other	1,216,441	299,768	916,673	305.8%
TOTAL	$2,009,140	$1,503,924	$505,216	33.6%

Consolidated operating expenses for the nine-months ended September 30, 2012, increased 9% or approximately $382 thousand  from the same period in 2011. The following table is reflective of the changes in operation expenses in dollars and percentage of change for the nine-month period ended September 30, 2012.

For the nine-months ended September 30

	2012	2011	Change	% Change
Salaries & Related	$2,147,119	$2,490,820	$(343,701)	-13.8%
Advertising	50,951	105,705	(54,754)	-51.8%
Professional Services	759,448	834,645	(75,197)	-9.0%
All Other	1,781,180	925,828	855,352	92.4%
TOTAL	$4,738,698	$4,356,998	$381,700	8.8%

Liquidity and Capital Resources

For the nine-month period ended September 30, 2012, cash used by operating activities was $975 thousand compared to $522 thousand used during the same period in 2011. Cash used in investing activities was $501 thousand in the nine-month period ended September 30, 2012, to replace manufacturing equipment and develop new products, compared to $350 thousand used in investing activities in the same period of 2011, to replace equipment. Cash used in financing activities was $725 thousand in the nine-month period ended September 30, 2012.

The ratio of current assets to current liabilities was 1.60 at September 30, 2012, compared to 1.89 at December 31, 2011.  Quick liquidity (current assets minus inventories divided by current liabilities) was 1.11 at September 30, 2012 compared to 1.33 at December 31, 2011.  At September 30, 2012, the Company had working capital of $4.2 million compared to working capital of $5.9 million at December 31, 2011. Average day’s sales outstanding on trade accounts receivable at September 30, 2012, was 41 days compared to average days sales outstanding of 42 days at December 31, 2011.

Liquidity and Capital Resources (Continued)

As discussed above, the Company at September 30, 2012 had a line-of-credit with a bank with maximum borrowing capacity of $2,000,000.  The maturity date for the Company’s line-of-credit is May 15, 2013.  The line-of-credit is secured by all receivables, inventory and equipment and, like the previous lines of credit, the new facility is not personally guaranteed by the Company’s majority stockholder or any shareholder. Interest is the prime rate less three-fourth percent, which currently was 2.50% as of September 30, 2012.  The outstanding balances at September 30, 2012 and December 31, 2011 were $800,000 and zero, respectively.

The Company’s line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business such as: borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than what the Company is currently engaged; and, loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total senior liabilities to capital ratio of 2.50 to 1.00 tested at the end of each quarter; and operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.

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

Off-Balance Sheet Arrangements.

As of and for the nine-months ended September 30, 2012, We had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

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

Item 4.  Controls and Procedures. (Continued)

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2012, our subsidiary, Powin Renewable Energy Resources, Inc. , an Oregon corporation (“Powin Energy”) has been named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah ( February 8, 2012.  The complaint alleges, as to Powin Energy, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC. Mr. Beaston is an employee of Powin Energy. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages. We believe there is no basis for the allegations and we intend to defend against the action. On May 24th 2012, Powin Energy filed its answers contesting the claims made by Global Storage Group LLC (“GSG”). On May 25th, 2012, Defendant, Virgil Beaston, filed his Answer, Counterclaims and Third party Complaint impleading GSG principles Sam Leven and Harvey Weiss. The parties are conducting document discovery, scheduling depositions and awaiting responsive pleading from Messrs. Leven and Weiss. A trial date is expected to be set in March, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Equity Compensation Plan Information

In September 2012, we issued a total of 15,000 shares of Common Stock to our directors for their services on the Board of Director. Each director received 5,000 shares of Common Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the nine-month period ended September 30, 2012.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

None

Item 6.  Exhibits.

31.1	Certification of the Chief Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

312	Certification of the Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934, , as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

November 15, 2012

By /s/ Joseph Lu
Joseph Lu
Chief Executive Officer
and Interim Chief Financial Office
(Principal Executive Officer and Principal Financial Officer)

By /s/ Jingshuang Liu
Jingshuang Liu
President and Director