Form 10-K
period 2012-12-31
POWIN CORP
filed 2013-04-16
CIK 1468780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act   Yes ☐  No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $15,882,488.

As of March 30 2013, there were 162,247,546 shares of the issuer’s common stock outstanding.

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

PART I

ITEM 1.  BUSINESS

Corporate History

The Company was originally named POWIN Corporation (“Company”, “we”, “us”) and was formed as an Oregon corporation on November 15, 1990 by Joseph Lu, a Chinese-American.  Since its incorporation, we have grown into a large original equipment manufacturer (“OEM”), which provides manufacturing coordination utilizing eight plants in Chin two in Taiwan and one in Mexico for companies throughout the United States and, one in Tualatin, Oregon, which provides metal manufacturing parts and components.  More than 4,000 products, parts and components are supplied by us on a regular basis.  From 2009, we have expanded into non-OEM subsidiaries to provide renewable energy products, an all hard-wood furniture line and warehousing services.

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

Business

Prior to 2010, our business was made up of four business operations, OEM, Quality Bending and Fabrication Inc. (“QBF”), POWIN Wooden and MACO Furniture.  In 2010 we registered and opened three additional subsidiaries, POWIN Renewable Energy Resources (“POWIN Energy”), Gladiator Fitness and Outdoor Products (renamed to “MACO Fitness”) and Channel Partner Program (“CPP”). In 2011, the company registered and opened two additional joint-venture companies, POWIN Industries CA de CV (“POWIN Mexico”), and RealForce-POWIN Joint Venture Company (“RealForce”).  In 2012, the RealForce-POWIN Joint Venture was merged into Powin Renewable Energy, and Maco Furniture and Gladiator were merged to CPP. All of the Company’s operations, except POWIN Mexico, are located in Tualatin, Oregon; POWIN Mexico is located in Saltillo Coahuila, Mexico.  Each operation is discussed further under Principal Products below.

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

Principal Products

We coordinate the manufacture and distribution of various products and equipment.  The main products produced are summarized below:

Gun Safes

In 2012, we arrange the manufacturing of steel gun safes, under names such as Browning and other brand names.  These products are produced by Qingdao POWIN Metal Furniture Co., Ltd, in Qingdao, China, utilizing a 13,333 square meter facility, which employs 100 full-time workers.

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

Fitness and Recreational Equipment Manufacturing

The Company arranges the manufacturing and supply of trampolines, most of which are sold through Wal-Mart and other retailers.  These products are manufactured at Qingdao Triplemaster Steel and Plastic Co., Ltd., in Qingdao, China, in a 95,000 square meter facility, which employs 1,000 full-time workers.

Truck Parts Manufacturing

Since 2006, our subsidiary, QBF, has manufactured truck parts for Freightliner Trucks in Tualatin, Oregon in a 40,900 square foot facility.  QBF also arranges the manufacturing of truck parts and components for Freightliner Trucks at Longkou QBF Co., Ltd., in Qingdao, China, utilizing a 15,000 square meter facility, which employs 30 full-time workers.

In February 2011, the board of directors approved to establish a new joint-venture company in Mexico whereby POWIN Corporation will hold an 85% controlling interest in the new company and whereby the Mexico company will provide metal manufacturing services to companies in its area but primarily with a program with Freightliner Corporation.  Our Mexico facility in Saltillo Coahuila, employs 28 full-time workers and began shipping Freightliner Truck parts and components in limited quantity during the first quarter of 2012.

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

Renewable Energy

Our renewable energy subsidiary, Powin Energy (www.powinenergy.com) provides energy storage solutions, energy efficient products and renewable energy products for many different industries. The company is involved in supplying energy storage products to many segments of the alternative fuels market such as wind farms and other generators of alternative energy, electric vehicle charging stations, and battery storage products for use in the transportation industry to improve fuel efficiency and reduce emissions.  The energy storage market is currently estimated at around $1 billion and is projected to increase 100 fold by 2020.

Warehousing Services

The Company’s headquarters contains a 60,000 square foot full service warehouse. Powin DC receives, inventories and ships many commodities for Powin OEM and its subsidiaries. Powin DC also offers full service warehousing for outside companies. Services range from offering storage rental rates based on square feet or pallet counts, but can also include scheduling, receiving, inventory control and shipping.

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

Licenses, concessions, royalty agreements or labor contracts

Our licenses consist of the customary state, county and city licenses required in the normal course of doing business.  We do not typically enter into written agreements or licenses with our customers, which is common in the industry.  However, in November 2010 we entered into a Royalty Agreement for the rights to manufacture, sell and distribute a Rollable Plant Support product, to be sold primarily to Costco with a royalty to be paid on each product sold. The royalties earned were $0 and $170,544, during the years ended December 31, 2012, and 2011, respectively.

Government Approval and Regulation

There are no principal products or services which require government approval as all of our principal products and services comply with government regulations.

Effect of Existing Governmental Regulation on our Business

The effect of existing government regulation on our business has been that we can no longer proceed with cast-iron construction products due to the government’s anti-dumping law.  Additionally, government regulation will bring up trade issues that may be difficult to deal with.  There were twenty-two items identified in 2008 that were targeted for increased tariffs, nineteen of which were Chinese products. Most of these were food-related products, so the effect on us was minimal, although the wooden bed-room furniture imported from China is now subject to a nine percent (9%) tariff.  Currently all of the wood furniture being built for Maco Furniture is being manufactured in China and is subject to the current tariffs.

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

Number of Employees

We currently employ 51 full time employees and 5 part time employees at our facilities in the United States.

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

Many of our existing and target customers are in the small and medium business sectors.  If small and medium businesses experience economic hardship, it could negatively affect the overall demand for our products and services and, could cause delay and lengthen sales cycles and could cause our revenues to decline.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404a of the Sarbanes-Oxley Act of 2002.  Under the supervision and with the participation of our management, we have evaluated our internal controls system in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act.  We have performed the system and process evaluation and testing required in an effort to comply with the management certification requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time.  If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

If we do not maintain proper disclosure controls and procedures, our ability to produce accurate and timely financial statements could be impaired which could adversely affect our business, operating results and financial condition.

While the audit of our financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing audit procedures, the accounting firm has not considered internal controls over financial reporting for the purpose of expressing an opinion with respect to the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed, material weaknesses or other control deficiencies may have been identified. In addition, material weaknesses and other control deficiencies may be identified when our management performs evaluations of internal controls in the future. Ensuring that we have adequate internal financial and accounting controls and procedures that allow us to produce accurate financial statements on a timely basis is costly and time-consuming and we are required to evaluate these controls frequently.

Manufacturing internationally may create risks.

There are many risks associated with international business. These risks include, but are not limited to, language barriers, fluctuations in currency exchange rates, political and economic instability, regulatory compliance difficulties, problems enforcing agreements and greater exposure of our intellectual property to markets where a high probability of unlawful appropriation may occur. A failure to mitigate any of these potential risks could damage our business.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding manufacturing trends in the United States and China.  In addition, manufacturing spending generally tends to decrease during January and February each year due to the Chinese Lunar New Year holiday.  We believe we will experience slight decrease in revenues during the hot summer months of July and August each year.  Furthermore, due to ever-fluctuating pricing on commodities, inputs and other raw materials and given the unpredictable economic climate, it is difficult to forecast with any amount of certainty our quarterly operating results.  As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance.  Factors that are likely to cause our operating results to fluctuate, such as the seasonality of manufacturing spending in China, a deterioration of economic conditions in China and potential changes to the regulation of the manufacturing industry in China is discussed elsewhere in this report. Additionally, some of the outdoor products manufactured and distributed by the Company focus on a release in time for the summer season.  If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

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

However, in 2010 our board of directors realizing that we cannot continue to be totally dependent on one individual, and under the direction of Joseph Lu, initiated a program under which we would move away from total dependency on one individual to assure our future success.  We have various individuals in key management positions with 13 and 16 years experience working for us and with Mr. Lu, with strong ties and histories with all of our vendors and customers, has strong historical knowledge on all of our products, their design and engineering requirements, and possessing business management degrees.  Each of these individuals will be looked at to take further leadership roles.  Further, as we continue to grow, management will seek individuals to fill key management positions that possess the educational, work history, work ethic and leadership skills to meet the position, but also individuals that are willing and desiring to move up in leadership within our company.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

 We believe that our current policy with regards to managing the use of our cash coupled with our desire not to utilize debt supports the expectation that cash flow from operations will be sufficient to meet anticipated cash needs, such as working capital and capital expenditures for the foreseeable future.  However, we may require additional cash and liquidity due to growth initiatives, changing business conditions and other future developments.  To meet potential needs, we may seek to sell additional equity but does not expect to issue debt securities or borrow from its credit facility to fulfill its capital needs.  The potential sale of additional equity securities could result in additional dilution to our existing shareholders; however, the incurrence of indebtedness would result in increased debt service obligations and bind us to operating and financing covenants that would restrict our operations and liquidity.

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

Under local law, arrangements and transactions among related parties may be subject to audit or challenge by the local tax authorities.  If any of the transactions we have entered into with our distributor are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local tax law, the tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective entities and assess late payment interest and penalties.  A finding by the tax authorities that we are ineligible for our tax exemptions, would substantially increase our taxes owed and reduce our net income and the value of your investment.  As a result of this risk, you should evaluate our results of operations and financial condition without regard to these tax savings.

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

Properties in which we have interest in Mexico are subject to changes in governmental laws, regulations, economic conditions or shifts in political attitudes or stability in Mexico

We have real property and manufacturing interests that are located in Mexico. Any changes in governmental laws, regulations, economic conditions or shifts in political attitudes are beyond our control an may adversely affect our business.

Regulation of business operations in Mexico are extensive.

Regulatory requirements to which we are subject in Mexico include certain permits that require periodic or annual renewal with governmental and regulatory authorities. We are required to comply with existing permit conditions. Although we believe that we are currently in full compliance with existing permit conditions, there are no assurances that applicable governmental and regulatory authorities will renew are permits as they expire or that any pending or future permit applications will be granted or that existing permits will be revoked. In the event that the required permits are not granted or renewed in a timely manner, or in the event that governmental and regulatory authorities determine that we are not compliance with existing permits, we may be forced to suspend operations in Mexico.

Foreign currency fluctuations and inflationary pressures may have a negative impact on our financial condition and results of operations.

Our property interests in Mexico make us subject to foreign currency fluctuations and inflationary pressures which may adversely affect our financial position and results of operations. Since we maintain our accounts in U.S. dollars, any appreciation in the Mexican peso against the U.S. dollar will increase our costs of doing business in Mexico. Any steps taken by us to address foreign currency fluctuations may not eliminate all adverse effects. We are bear the risk of incurring losses occasioned as a result of inflation in Mexico.

Governmental and regulatory corruption in Mexico could pose difficulties under the U.S. Foreign Corrupt Practices Act.

We are subject to the U.S. Foreign Corrupt Practices Act which, among other things, prohibits U.S. companies from engaging in bribery of foreign officials. Mexico is the third largest trading partner of the United States. However, corruption permeates all levels of government and bribery is part of conducting business in Mexico. As a result, doing business in and with Mexico raises significant concerns for U.S. companies. Recent enforcement activity involving operations in Mexico present potential challenges for developing and implementing an effective Foreign Corrupt Practices Act compliance program so as to minimize the risk of violations.

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

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations

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

Concentration of stock ownership by Joseph Lu, our Chief Executive Officer may prevent new investors from influencing significant corporate decisions.

Joseph Lu and his family hold the vast majority of our issued and outstanding common stock. As a result, these shareholders will be able exercise control over all matters requiring shareholder approval, including the election of directors, amendments to our Articles of Incorporation and approval of major corporate transactions.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on the sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters including all subsidiaries and warehousing facilities except QBF and Mexico, were relocated to 20550 SW 115TH Ave. Tualatin, OR 97062 in June 2011, under a lease with POWIN Pacific Properties LLC, for approximately 70,000 square feet of office and warehouse space.  The lease rate is $35,180 per month, and is discussed further under Item 13, page 68, Related Party Transactions in this report.  The lease will expire June 30, 2021.  The main telephone number is (503) 598-6659.

Our subsidiary, QBF, is headquartered at 10005 S.W. Herman Road, Tualatin, OR 97062.  In November 2009 this facility was purchased by POWIN Pacific Properties LLC, and is discussed further under Related Party Transactions in this Report.  The facility, totaling 38,623 square feet, is currently leased for $15,594 per month and the lease will expire November 30, 2014.

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

ITEM 3.  LEGAL PROCEEDINGS

In February 2012, our subsidiary, Powin Renewable Energy Resources, Inc. , an Oregon corporation (“Powin Energy”) was named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah ( February 8, 2012.  The complaint alleges, as to Powin Energy, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC (“GSG”).  Mr. Beaston is an employee of Powin Energy. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages.  We believe there is no basis for the allegations and we intend to defend against the action. On May 24th 2012, Powin Energy filed its Answer and Defenses contesting the claims made by GSG.  On May 25th, 2012, Mr. Beaston filed his Answer, Counterclaims and Third party Complaint impleading GSG principals Sam Leven and Harvey Weiss.  The parties are conducting discovery in preparation for trial.   The case is scheduled for an eight-day trial beginning April 22, 2013. As of April 8, 2013 the lawyers are reporting to the US District Court in Portland, Oregon that the case of GSG, LLC v. Beaston and Powin Energy, et al is now settled.

There is one additional law suit for $20,000, but the Company believes it is without merit and therefore has not accrued the amounts in the consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

Fiscal Year Ended December 31, 2012

Quarter Ended	High $	Low $
March 31, 2012	0.85	0.44
June 30, 2012	1.01	0.30
September 30, 2012	0.60	0.35
December 31, 2012	0.46	0.26

Fiscal Year Ended December 31, 2011

Quarter Ended	High $	Low $
March 31, 2011	0.52	0.30
June 30, 2011	2.30	0.30
September 30, 2011	1.80	0.55
December 31, 2011	1.10	0.51

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

As of March 29, 2013, our common stock was held by 442 registered shareholders with 162,247,538 shares of common stock issued and outstanding.

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

In September 2012, the Company issued 15,000 shares of Common Stock to its Board of Directors for their services on the board at $0.35 per share booking an expense of $5,250 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 15,000), and Additional Paid in Capital of $5,235.  Each director received 5,000 shares of Common Stock for an aggregate of 15,000 shares of Common Stock issued.

In December 2012, the Company issued 20,000 shares of Common Stock to its Board of Directors for their services on the board at $0.39 per share booking an expense of $7,800 which is reflected in Stockholders’ Equity as an increase of Common Stock of $20 (par at $0.001 times shared issued of 20,000), and Additional Paid in Capital of $7,780.  Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the year ended December 31, 2012.

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

Reported in thousands except for earnings per share

	December 31,	December 31,
	2012	2011
STATEMENT OF OPERATIONS DATA
Net sales	$42,306.4	$46,078.6
Cost of goods sold	38,809.0	40,620.1
Gross profit	3,497.3	5,458.5
Selling, general & administrative expenses	6,846.9	5,223.8
Operating income (loss)	(3,349.6)	234.7
Other expense	(849.6)	(134.6)
Income tax provision	88.2	104.5
Net loss attributable to Powin Corporation stockholders'	$(4,287.3)	$(4.4)

EARNINGS PER SHARE
Net loss per share
Basic and Diluted	$(0.03)	$(0.00)
Weighted average common shares outstanding
Basic and Diluted	162,201,390	175,484,875

BALANCE SHEET DATA
Cash	$1,220.0	$2,875.3
Accounts receivable	3,248.2	5,965.9
Working capital	2,521.7	5,936.5
Total assets	9,367.7	14,807.4
Total liabilities	4,905.2	7,015.9
Equity	$4,462.5	$7,791.5

OTHER DATA
Cash flow provided by (used in)
Operating activities	$(2,542.7)	$245.8
Investing activities	(786.1)	(1,166.1)
Financing activities	1,663.0	475.0
Depreciation	$393.6	$283.1

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operation

The following is a discussion and analysis of the Company’s operations for the three-months and twelve-months ended December 31, 2012, and the factors that could affect our future financial condition and plan of operation.

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

Results of Operations

Fourth quarter ended December 31, 2012

The following table set forth the Company’s results of operations for each of the four quarters ended March 31, June 30, September 30, and December 31, 2012, respectively, in dollars and percent of sales revenue.

For the quarters ended 2012 (in Thousands)

	Mar. 31,	% Sales	Jun. 30,	% Sales	Sept. 30,	% Sales	Dec. 31,	% Sales	TOTAL	% Sales

Sale Net	$13,293.2	100.0%	$13,515.2	100.0%	$9,370.1	100.0%	$6,127.8	100.0%	$42,306.4	100.0%

Cost of Sales	12,263.5	92.3%	12,519.0	92.6%	8,569.9	91.5%	5,456.5	89.0%	38,809.0	91.7%

Gross Profit	1,029.7	7.7%	996.2	7.4%	800.2	8.5%	671.3	11.0%	3,497.3	8.3%

Operating Expenses	1,371.9	10.3%	1,622.7	12.0%	2,198.7	23.5%	1,653.7	27.0%	6,846.9	16.2%

Operating Loss	(342.2)	-2.6%	(626.5)	-4.6%	(1,398.5)	-14.9%	(982.4)	-16.0%	(3,349.6)	-7.9%

Other Income/(Expense)	12.9	0.1%	(8.0)	-0.1%	8.9	0.1%	(863.3)	-14.1%	(849.6)	-2.0%

Loss Before Income Taxes	(329.3)	-2.5%	(634.6)	-4.7%	(1,389.6)	-14.8%	(1,845.7)	-30.1%	(4,199.2)	-9.9%

Income Tax	-	0.0%	0.0	0.0%	0.0	0.0%	88.2	1.4%	88.2	0.2%

Net Loss	$(329.3)	-2.5%	$(634.6)	-4.7%	$(1,389.6)	-14.8%	$(1,933.8)	-31.6%	$(4,287.3)	-10.1%

The Company’s 2012 fourth quarter sales, generally our weakest fiscal quarter for sales, was unfavorable from previous year’s fourth quarter results primarily due to the three primary revenue producing subsidiaries, OEM, QBF and Powin Energy, earning lower revenues in the quarter.  Net sales declined by approximately $5.9 million or 49.1% as compared to the same quarter of 2011. This was due to the loss of several large customers as they ordered from other suppliers based in China. The QBF subsidiary is continuing to grow its Freightliner program and the Powin Energy subsidiary is picking up momentum and recognition throughout the renewable energy markets.  Management is working to reduce expenses and accelerate growth in its Mexico and Energy business subsidiaries and is optimistic that both these subsidiaries will contribute significantly more revenues in 2013. However, as the Company’s management has continued optimism for its renewable energy, QBF, and Mexico subsidiary’s continued growth, it cannot assure that the OEM subsidiary will continue to rebound from the low sales the Company experienced in 2012.

Cost of sales for the fourth quarter of 2012 was approximately $5.2 million or 48.8% lower as compared to the same quarter of 2011.  This change is also attributed to the decreased activity in revenues as indicated earlier.  Also, as a percent of sales, cost of sales were 89% as compared to 88.6% for the same quarter in 2011.  The slight increase in cost of sales can be contributed to low volume and activity in the fourth quarter for the OEM sector, as well as price increases from our China suppliers. Management believes the margins in the energy subsidiary will continue to grow as sales improve, absorbing some of the costs this subsidiary has experienced in start-up.

Operating expenses increased in the fourth quarter 2012 by $787,000 or 90.8% from the same quarter of 2011, primarily due to a significant increase in bad debt expense. Approximately $319,000 is due to one of the subsidiary’s customers defaulting. A law suit has been filed against the customer and the Company is uncertain of the result of the recovery, if at all. The Company also experienced an increase in research and development in the Powin Energy subsidiary, which impacted overall operating expenses for the quarter. The large increase in Salaries and Related is due to additional employees hired throughout the subsidiaries. As mentioned in the 8-K filings, Powin OEM and Powin Energy were able to attain a couple key employees. Management believes these employees will contribute significantly the Company and help Powin grow for years to come. The Mexico facility was also responsible for hiring several employees to help meet the requirements for production from a potential customer. The following table is reflective of the changes in operating expenses in dollars and percent of change for the three-months ended December 31, 2012 and 2011, respectively.

	2012	2011	Change	% Change
Salaries & Related	$624,834	$278,905	$345,929	124.0%
Advertising	16,515	40,100	(23,585)	-58.8%
Professional Services	314,815	231,327	83,488	36.1%
All Other	697,486	316,440	381,046	120.4%
TOTAL	$1,653,650	$866,772	$786,878	90.8%

The following tables set forth key components of the Company’s results of operations for the three and twelve-months ended December 31, 2012 and 2011, in dollars of sales revenue and by key subsidiaries.

	Quarter Ended				Year Ended
	Dec 31, 2012	Dec 31, 2011	$ Change	% Change	Dec 31, 2012	Dec 31, 2011	$ Change	% Change
Sales
OEM	4,730,369	9,605,803	(4,875,434)	-50.8%	35,426,341	39,142,081	(3,715,740)	-9.5%
QBF	1,217,453	1,670,036	(452,583)	-27.1%	5,797,094	5,599,607	197,487	3.5%
Mexico	19,885	-	19,885	100.0%	84,284	-	84,284	100.0%
Powin DC	71,812	136,431	(64,619)	-47.4%	319,468	390,357	(70,889)	-18.2%
CPP	37,329	72,170	(34,841)	-48.3%	485,218	309,162	176,056	56.9%
Powin Energy	50,992	543,217	(492,225)	-90.6%	193,959	637,364	(443,405)	-69.6%
Total sales	6,127,840	12,027,657	(5,899,817)	-49.1%	42,306,364	46,078,571	(3,772,207)	-8.2%
Cost of sales
OEM	4,031,903	8,375,430	(4,343,527)	-51.9%	32,176,289	33,974,827	(1,798,538)	-5.3%
QBF	1,199,081	1,655,188	(456,107)	-27.6%	5,908,436	5,763,284	145,152	2.5%
Mexico	114,384	-	114,384	100.0%	151,942	-	151,942	100.0%
Powin DC	-	-	-	0.0%	-	-	-	0.0%
CPP	36,338	133,230	(96,892)	-72.7%	424,872	321,236	103,636	32.3%
Powin Energy	74,840	495,948	(421,108)	-84.9%	147,479	560,732	(413,253)	-73.7%
Total cost of sales	5,456,546	10,659,796	(5,203,250)	-48.8%	38,809,018	40,620,079	(1,811,061)	-4.5%
Gross profit	671,294	1,367,861	(696,567)	-50.9%	3,497,346	5,458,492	(1,961,146)	-35.9%
Operating expense
OEM	(219,976)	133,515	(353,491)	-264.8%	2,462,532	2,566,266	(103,734)	-4.0%
QBF	468,411	113,129	355,282	314.1%	974,036	615,082	358,954	58.4%
Mexico	486,935	140,128	346,807	247.5%	1,017,900	411,954	605,946	147.1%
Powin DC	142,024	122,878	19,146	15.6%	468,166	395,610	72,556	18.3%
CPP	135,605	184,652	(49,047)	-26.6%	532,298	682,442	(150,144)	-22.0%
Powin Energy	640,651	172,470	468,181	271.5%	1,392,002	552,416	839,586	152.0%
Total Operating Expense	1,653,650	866,772	786,878	90.8%	6,846,934	5,223,770	1,623,164	31.1%
Other expense	(863,315)	(67,511)	(795,804)	1178.8%	(849,562)	(134,625)	(714,937)	531.1%
Pre-tax loss	(1,845,671)	433,578	(2,279,249)	-525.7%	(4,199,150)	100,097	(4,299,247)	-4295.1%
Income tax	88,167	104,482	(16,315)	-15.6%	88,167	104,482	(16,315)	-15.6%
Consolidated net loss	(1,933,838)	329,096	(2,262,934)	-687.6%	(4,287,317)	(4,385)	(4,282,932)	97672.3%
Net loss attributable to non-controlling interest	(89,982)	(38,344)	(51,638)	134.7%	(166,047)	(80,913)	(85,134)	105.2%
Net loss attributable to Powin Corporation	(1,843,856)	367,440	(2,211,296)	-601.8%	(4,121,270)	76,528	(4,197,798)	-5485.3%

Consolidated net revenues for the year ended December 31, 2012, decreased approximately $3.8 million or 8.2% from the same period of 2011, was primarily due to the loss of large customers who began sourcing from new vendors in China. This was caused by price increases charged by vendors selling to Powin, which made Powin less competitive and thereby eroded the OEM distribution business. The QBF subsidiary net revenues increased approximately $197,000 or 3.5%, as this subsidiary continues to see increased activity from its Freightliner program and will see continued growth in 2013.  The Company’s Powin Energy subsidiary, as reported above, in the fourth quarter of 2012 began to show sales activity. It is now being recognized in the renewable energy markets and continued growth opportunities are discussed further under Year 2013 Outlook below.  The Powin DC subsidiary net revenues are down approximately $71 thousand dollars or 18.2%. The decrease in revenue is primarily due to the OEM subsidiary sales being down.  Effective January 1, 2012, the business of Maco was merged into CPP, another one of the Company’s wholly-owned subsidiaries.  As a result CPP shows an increase of approximately $176 thousand dollars over the same period last year.   The Company’s Mexico subsidiary is still in its start-up phase and generated minimal or no revenues for the year.

Consolidated cost of sales, decreased approximately $1.81 million or 4.5% for the year ended December 31, 2012, when compared with the same period of 2011, which would be expected due to the decrease in consolidated net revenues, as reported above.  As a percent of sales, cost of sales are 91.7% for the year ended December 31, 2012, compared to 88.2% for the same period in 2011.  The increase comes primarily from the QBF and Mexico subsidiaries due to its manufacturing inefficiencies and recording a charge of approximately $88 thousand for obsolete inventories.  The Company’s management is aggressively reviewing all costing methods and procedures to correct these subsidiaries gross margins.

Consolidated gross margins declined from approximately $5.4 million (11.8% of sales) in 2011 to approximately $3.5 million (8.3% of sales) in 2012. Gross profits declined in each of the primary business segments. In addition to the declines in sales, the biggest contributor to the decline in gross profits was price increases from manufacturers and material suppliers in Asia. The decline in the U.S. dollar since 2010 relative to Asian currencies resulted in price increases from the Company’s Asian suppliers. The Company did not pass these price increases along to its largest customers and therefore absorbed the costs internally. Gross profits for Mexico and Powin Energy subsidiaries, combined, declined to negative $21,000 for the year ended December 31st, 2012 from positive $77,000 in 2011. This decrease is primarily due to high manufacturing startup costs in Mexico. Management is confident that the costs will be reduced as volume increases at the Mexico facility.

Consolidated operating expenses for the year ended December 31, 2012, increased approximately $1.62 million dollars or 31.1%, from $5.2 million in 2011 to $6.8 million.  The change is primarily due to an increase of $839.6 and $605.9 thousand dollars in Powin Energy and Mexico’s operating expenses, partially offset by a decrease of $103.7 and $150.1 thousand dollars of operating expenses from our OEM and CPP subsidiaries, respectively. Powin Energy experienced a large increase in research and development expenses causing operating expenses to increase by approximately $680 thousand. As mentioned above, management recorded additional bad debt reserves of $319 thousand due to default of a certain customer during the fourth quarter.

The increase for 2012 was primarily due to non-cash shareholder compensation expense related to the re-pricing of the Company’s stock warrants. The Company lowered the exercise price of it’s a warrants in 2012 from $2 to $0.45 resulting in a charge to stock based compensation of $816,000. The warrants subsequently expire on June 30, 2013.

The following table is reflective of the changes in operating expenses in dollars and percent of change for the year ended December 31, 2012 and 2011, respectively.

	2012	2011	Change	% Change
Salaries & Related	$2,920,391	$2,769,725	$150,666	5.4%
Advertising	67,466	145,805	(78,339)	-53.7%
Professional Services	1,074,263	1,065,972	8,291	0.8%
All Other	2,784,814	1,242,268	1,542,546	124.2%
TOTAL	$6,846,934	$5,223,770	$1,623,164	31.1%

For the year ended December 31, 2012, the Company had net loss of approximately $4.29 million, had negative cash flows provided by operations of approximately $2.54 million, compared to net loss of approximately $4 thousand and positive cash flows from operations of approximately $245 thousand for the same period of 2011. The net loss increased due primarily to lower sales and gross profits, high research and development expenses, a significant increase in bad debt expense and compensation expenses related to the re-pricing of the Company’s A warrants.

Liquidity and Capital Resources

The Company has financed its operations over the years principally through cash generated from operations and liquidity from available borrowings.  For the year ended December 31, 2012, cash used in operating activities was approximately $2.54 million versus approximately $245 thousand cash provided by operating activities for fiscal year 2011.  Cash used for investing activities was approximately $786 thousand during the year ended December 31, 2012, to replace and add office and manufacturing equipment, compared to approximately $1.2 million used in the same period of 2011.  Cash provided from financing activities during the year ended December 31, 2012, including net repayments back to the Company’s bank line-of-credit facility was $1.66 million, compared to cash provided in 2011, net of borrowings of $475 thousand.

The ratio of current assets to current liabilities is 1.50 at December 31, 2012 compared to 1.89 at December 31, 2011.  Quick liquidity (current assets less inventory divided by current liabilities) was 1.00 at December 31, 2012 compared to 1.33 at December 31, 2011.  At December 31, 2012, the Company had working capital of approximately $2.52 million compared with working capital at December 31, 2011 of approximately $5.9 million.  Trade accounts receivables at December 31, 2012 had 36 days average collection period compared to 45 days at December 31, 2011.

At December 31, 2012, we had a short-term operating line-of-credit with a bank with maximum borrowings available of $2 million, with a maturity date of May 15, 2013.  The bank line-of-credit is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  Further, the interest rate on the bank line-of-credit is indexed to the prime rate less three-fourths of one percent point and was 2.50% at December 31, 2012.  The Company’s operating line-of-credit outstanding balances as of December 31, 2012 and December 31, 2011 were $1.6 million and zero, respectively.  During the year ended December 31, 2012, we partially utilized the bank line-of-credit to reduce our accounts payable balance to $2.3 million at December 31, 2012 from $6.2 million at the same time last year. Also, management focused on optimizing inventory balances throughout the year. A reduction in our inventory levels at year end was also a contributing factor in a decrease in our accounts payable balance. In March, 2013 the Company entered in a related party note with the CEO, Joseph Lu, in the amount of $2 million. This allowed Powin to pay off the existing $1.6 million bank line-of-credit in full.

Our operating bank line-of-credit is subject to negative and standard financial covenants.  The negative covenants restrict us from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrow money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of our assets or accounts; engage in any business substantially different than in which we are currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consist of: current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of December 31, 2012 we were not in compliance with all covenant requirements.

We have a five-year equipment line-of-credit facility with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment line-of-credit is fixed at 3.05% and there are no covenants requirements. The proceeds of this equipment line-of-credit were used to upgrade old outdated equipment and added new state-of-the-art metal manufacturing equipment to our QBF and Mexico subsidiaries.  Our equipment line-of-credit balance was $375,000 and $475,000 at December 31, 2012 and 2011, respectively.

On December 18, 2012, the Company signed a new loan with Sterling Bank for four-year $163,000 with a maturity date of 1-1-2017 and the loan is not personally guaranteed by any board member or stockholder but is secured by all inventory, receivables and equipment. Further, the interest is calculated using interest rate of 3.25%. The Company outstanding loan balance as of December 31, 2012 and December 31, 2011 was $163,000 and $0 respectively.

The Company’s preferred shares have a provision that calls for dividends of 12%, declared semi-annually, and paid in preferred shares.  As a result of the dividend provision, we issued 798 shares of our preferred stock during 2012 resulting in an increase in preferred stock of $79,800 and reduction of additional paid in capital for the same amount.  As of the date of this report, there is no plan to issue additional shares of preferred stock.  The Company’s common shares have a provision that allows dividends to be paid in cash at the discretion of the board of directors; however, the Company’s board of directors has never declared a dividend on common stock and there is no assurance that future dividends will be declared on the Company’s common stock.

The Company’s management believes the current cash and cash flow from operations, including its line-of-credit, will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future.  However, the Company may require additional cash resources due to changing business conditions or to take advantage of other future developments, which may require the Company to seek additional cash by selling additional equity securities or debt securities.  The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. On March 15, 2013, the Company entered a new $2 million promissory note with 3U, a supplier of Powin, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements.

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

Year 2013 Outlook

The Company’s year ends on December 31st of each calendar year.  For 2013, Management believes the Company’s OEM and Energy subsidiary’s will continue to acquire and develop new opportunities for further product offerings to new customers as the sales and marketing program developed in 2012 for OEM is helping the subsidiary gain market share of new products. Additionally, management is optimistic that products in the Powin Energy subsidiary will be able to hit the market in 2013, generating revenues.

Further, the two wholly owned subsidiaries, Channel Partner Program, Inc. (CPP) and POWIN Renewable Energy Resources, Inc. (PRER), are each showing strong potential for additional sales.

Our CPP subsidiary (Powin Channel Partner Program) CPP is a dual-facing operation. It works with U.S. manufacturers to introduce and distribute their products via e-commerce channels into China’s vast, and fast-growing consumer marketplace, by providing, logistics, promotion and marketing solutions. More recently, management has turned focus on the domestic marketplace. CPP now manages, sells and promotes online sales for Powin approved products through U.S. online web stores, retailers and marketplaces. Items sold online include but are not limited to furniture, LED lighting, and consumer based battery storage products. Management is confident that the e-commerce efforts will be able to increase sales this year by providing new technologies for a more reasonable cost than comparable competitors’ products.

Powin Energy continued to gain momentum in second half of 2012. Management is optimistic that Powin Energy will be able to bring products they have in the pipeline to the market in 2013 and contribute significant revenues. Other significant battery and energy storage milestone for Powin Energy include:

1)
Powin Energy’s containerized battery storage system has been completed and delivered to the Bonneville Power Administration located in Vancouver, WA. The system is currently undergoing qualification testing. Once the unit has passed initial inspection it will be deployed to Energy Northwest’s Nine Canyon Wind Facility for additional testing followed by visits to another BPA service area in the Pacific NW and the final phase of assessment at a Pacific Northwest National Laboratory facility. This is a two year joint effort involving several high profile government institutions, the end result will be a rigorously tested, spec proven, modular energy storage system that can be employed by utility companies to meet the growing need for renewable energy storage.

2)
Powin Energy has recently completed a substantial sales order for a hybrid conversion kit system that targets public transit companies, waste management services and school districts. The product offers an alternative, economical solution to purchasing new fleets of vehicles by retrofitting used vessels that provide an estimated 15-20% increase in fuel savings.

3)
Powin Energy is quoting several significantly sized energy storage projects for reputable wind developers and is deepening its relationship with these wind developers by providing technical data and analysis.

4)
Powin Energy is putting together a product line focusing on consumer goods for everyday use incorporating portable solar and battery products, energy efficient lighting, etc. The products will be offered on several major online retailers including Amazon, ATG, Costco, and Bellacor, as well as Powin Energy’s personal online sales platform.

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

It is the opinion of management that the audited consolidated financial statements for the calendar year ended December 31, 2012 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2012 and 2011	25

Consolidated Statements of Operations for the Years Ended
December 31, 2012 and 2011	26

Consolidated Statements of Comprehensive Loss for the Years Ended
December 31, 2012 and 2011	27

Consolidated Statements of changes in Stockholders’ Equity for the Years Ended
December 31, 2012 and 2011	28

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2012 and 2011	29

Notes to the Consolidated Financial Statements	30-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Corporation

We have audited the accompanying consolidated balance sheets of Powin Corporation (the "Company"), as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powin Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in note 2 to the consolidated financial statements, the Company had a loss of $4.1 million in 2012 and $2.5 million in cash used in operations. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these conditions are also set forth in note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California
April 16, 2013

POWIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	Dec 31, 2012	Dec 31, 2011

ASSETS
Current Assets
Cash	$1,220,014	$2,875,298
Trade accounts receivable, net of allowances for doubtful accounts of $613,108 and $63,577, respectively	2,650,756	5,582,530
Other receivables, net	597,440	383,411
Inventories, net	2,194,208	3,048,863
Prepaid expenses	286,156	449,978
Deposits	78,999	60,019
Deferred tax asset current portion	-	177,308
Total current assets	7,027,573	12,577,407
Intangible assets	23,289	12,491
Property and equipment, net	2,316,883	1,960,047
Deferred tax asset non-current portion	-	257,440
TOTAL ASSETS	$9,367,745	$14,807,385
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$2,295,006	$6,239,758
Lines of credit	1,600,000	-
Accrued payroll and other accrued liabilities	472,221	301,161
Notes payable-current portion	138,605	100,000
Total current liabilities	4,505,832	6,640,919
Long-Term Liabilities
Notes payable-less current portion	399,395	375,000
Total liabilities	4,905,227	7,015,919
Stockholders' equity
Preferred stock, $100 par value, 25,000,000 shares authorized; 7,178 and 6,380 shares issued and outstanding, respectively	717,800	638,000
Common stock, $0.001 par value, 575,000,000 shares authorized; 162,247,546 and 162,172,538 shares issued and outstanding, respectively	162,248	162,173
Additional paid-in capital	9,893,667	9,007,595
Accumulated other comprehensive loss	(21,566)	(30,500)
Accumulated deficit	(6,046,277)	(1,925,006)
Minority interest in subsidiaries	(243,354)	(60,796)
Total stockholders' equity	4,462,518	7,791,466
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$9,367,745	$14,807,385

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended Dec 31, 2012	For the year ended Dec 31, 2011

Sales - net	$42,306,364	$46,078,571
Cost of sales	38,809,018	40,620,079
Gross profit	3,497,346	5,458,492
Operating expenses	6,846,934	5,223,770
Operating income	(3,349,588)	234,722
Other income (expense) non-operating
Other income	55,293	85,808
Interest expense	(26,086)	(3,177)
Loss on disposal of assets	(6,825)	(30,529)
Other expense	(871,944)	(186,727)
Total other expense non-operating	(849,562)	(134,625)
Income (loss) before income taxes	(4,199,150)	100,097
Income tax expense	88,167	104,482
Net loss	(4,287,317)	(4,385)
Net loss attributable to non-controlling interest in subsidiary	(166,047)	(80,913)
Net income (loss) attributable to Powin Corporation	(4,121,270)	76,528
Earnings per share
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)
Weighted average common shares outstanding
Basic	162,201,390	162,087,117
Diluted	162,201,390	175,484,875

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended Dec 31, 2012	For the year ended Dec 31, 2011

Net loss	$(4,287,317)	$(4,385)
Other comprehensive loss
Foreign currency translation adjustment	10,512	(35,883)

Comprehensive loss	(4,276,805)	(40,268)
Comprehensive loss attributable to non-controlling interest in subsidiary	(239,548)	(86,296)
Comprehensive income (loss) attributable to Powin Corporation	$(4,037,257)	$46,028

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock Shares	Preferred Stock $ Amount	Common Stock Shares	Common Stock $ Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Accumulated Deficit	Minority Interest in Subsidiaries	Total Stockholders' Equity
Balance at 12/31/2010	5,660	566,000	161,980,879	161,981	8,852,130	-	(2,001,535)	-	7,578,576
Preferred dividends declared	720	72,000	-	-	(72,000)	-	-	-	-
Stock option comp expense	-	-	-	-	93,373	-	-	-	93,373
Share based compensation	-	-	91,667	92	90,942	-	-	-	91,034
Shares issued for services	-	-	100,000	100	43,150	-	-	-	43,250
Foreign currency translation	-	-	-	-	-	(30,500)	-	(5,383)	(35,883)
Net income	-	-	-	-	-	-	76,528	(80,913)	(4,385)
Minority interest in subsidiary	-	-	-	-	-	-	-	25,500	25,500
Balance at 12/31/2011	6,380	638,000	162,172,546	162,173	9,007,595	(30,500)	(1,925,007)	(60,796)	7,791,465
Preferred dividends declared	798	79,800	-	-	(79,800)	-	-	-	-
Stock option comp expense	-	-	-	-	116,588	-	-	-	116,588
Share based compensation	-	-	75,000	75	33,575	-	-	-	33,650
Warrant Re-valuation	-	-	-	-	815,709	-	-	-	815,709
Foreign currency translation	-	-	-	-	-	8,934	-	1,578	10,512
Net loss	-	-	-	-	-	-	(4,121,270)	(166,047)	(4,287,317)
Redemption to joint venture partner	-	-	-	-	-	-	-	(18,089)	(18,089)
Balance at 12/31/2012	7,178	717,800	162,247,546	162,248	9,893,667	(21,566)	(6,046,277)	(243,354)	4,462,518

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Dec 31, 2012	Dec 31, 2011
OPERATING ACTIVITIES:
Net income (loss) attributable to Powin Corporation	$(4,121,270)	$76,528
Adjustments to reconcile net income to net cash provided by (used) in operating activities
Net loss attributable to non-controlling interest in subisidiary	(166,047)	(80,913)
Depreciation and amortization	393,554	283,079
Shares issued for services	-	43,250
Deposits written-off	-	37,667
Loss on disposal of equipment	6,825	30,529
Reserve for slow moving and obsolete inventories	88,000	153,204
Share based compensation	150,238	184,407
Warrants Re-valuation	815,709	-
Provision for doubtful accounts receivable	549,531	71,175
Provision for doubtful other receivable	303,914	-
Provision for income tax	71,298	(90,852)
Changes in operating assets
(Increase) decrease in trade accounts receivable	2,078,329	(312,704)
Increase in other receivables	(214,029)	(379,243)
(Increase) decrease in inventories	766,655	(755,248)
(Increase) decrease in prepaid expenses	92,524	(236,252)
Increase in deposits	(18,980)	(44,655)
Changes in operating liabilities
Increase (decrease) in trade accounts payable	(3,944,752)	1,386,939
Increase (decrease) in accrued payroll and other liabilities	171,060	(315,401)
Increase in deferred tax asset	434,748	194,335
Net cash provided by (used in) operating activities	(2,542,693)	245,845
INVESTING ACTIVITIES:
Acquisition of intangible assets	(20,407)	(315)
Purchases of equipment	(747,607)	(1,191,309)
Proceeds from (redemption to) joint venture partner	(18,089)	25,500
Net cash used in investing activities	(786,103)	(1,166,124)
FINANCING ACTIVITIES:
Proceeds from line-of-credit	1,600,000	-
Net proceeds from bank loan	163,000	-
Proceeds (payments) on equipment line-of-credit	(100,000)	475,000
Net cash provided by financing activities	1,663,000	475,000
Impact of foreign exchange translation on cash	10,512	(35,883)
Net decrease in cash	(1,655,284)	(481,162)
Cash at beginning of period	2,875,298	3,356,460
Cash at end of period	$1,220,014	$2,875,298
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$26,086	$3,833
Income tax paid	$16,869	$250,000

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and History

Powin Corporation (the “Company” and / or “Powin”) has relationships with various manufacturers in China that manufacture a variety of products for distribution in the United States of America.  The Company’s client base includes distributors in the transportation, medical, sports, camping, fitness, and packaging and furniture industries.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.  Net assets of foreign operations accounted for less than one percent of total net assets in 2012 and 2011.

In April 2006, the Company purchased the equipment of Quality Bending and Fabrication, LLC (“QBF”) in exchange for $1,500,750 in cash.  The acquisition of QBF was made to expand the Company’s operations and diversify its industrial base for future growth.

In October 2007, the Company purchased the name, Maco Wood Products, Inc., in exchange for $11,200 in cash.  The acquisition of Maco Wood Products was made to expand the Company’s operations and industrial base for future growth with further diversification of its product lines.  Assets obtained from this acquisition were being used by the Company’s wholly-owned subsidiary, Powin Wooden Product Service, Inc.; however, in 2010 this subsidiary’s inventories were sold off and this subsidiary converted to providing warehousing services.

On July 8, 2008, our shareholders approved an agreement with Exact Identification Corporation whereby it was agreed that the Company would merge with and into Exact Identification Corporation (the “Merger”) in order to combine efforts and maximize company growth.  July 8, 2008 is the official date the reverse recapitalization was consummated.  The Articles of Merger were filed with the State of Nevada on August 21, 2008.  As a result of this transaction, the Company has merged with and into Exact Identification Corporation.  A name change was also filed in connection with the Articles of Merger on August 21, 2008, and the combined entity is now referred to as “Powin Corporation.”  Immediately prior to the Merger, Exact underwent a 1:25 reverse stock split, bringing the number of shares outstanding in Exact to 5,223,027.  Pursuant to the Merger, Joseph Lu (the sole shareholder of Powin prior to the Merger) received 150,000,000 shares of the Company’s common stock in exchange for 1,000 shares of Powin’s no-par value stock.  The combination of Exact ID and Powin was classified for accounting purposes as a reverse merger with Powin acting as the acquirer.  We subsequently merged into Exact ID and Exact’s shares were then retained by Joseph Lu as consideration for the merger. For accounting purposes, Powin Corporation was the acquiring entity.

In August 2010, the Company established Powin Energy as a subsidiary, focusing on the manufacturing and development of battery energy storage systems. The Company was able to obtain key individuals in the renewable energy sector to efficiently lead and grow Powin Energy into a market leader of energy storage technology used in stationary, transportation and portable power applications.

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

In January 2012, the joint venture RealForce-Powin was merged with Powin Energy (PRER) by POWIN Corporation. In January 2012, the Company’s Board of Directors authorized the merge as it was determined to be in the best interest of the Company.

In January 2012, the board of directors approved to consolidate and merge the operations of MACO Furniture and Gladiator formerly separate segments, into Channel Partner Program (“CPP”), another one of the Company’s wholly-owned subsidiaries.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Quality Bending and Fabrication, LLC-, Powin Wooden Product Service, Inc., Channel Partner Program (“CPP”), Powin Renewable Energy Resources, Inc. (“PRER”) and majority owned (85%) joint venture, Powin Industries  SA de CV. All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Accounts on deposit at our primary domestic financial institution are non-interest-bearing transaction accounts with unlimited insurance coverage by the Federal Deposit Insurance Corporation through December 31, 2012. At December 31, 2012 and 2011, the Company had no cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Bad debt expense for the years ended December 31, 2012 and 2011 was $549,531 and $71,175, respectively.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  For the years ended December 31, 2012 and 2011, the Company recorded a provision for inventory obsolescence of $88,000 and $153,204, respectively.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed.  They are reviewed for impairment if indicators of potential impairment exist. Capitalized patent costs represent legal fees associated with filing and maintaining a patent application for the Company’s U-Cube product.  The Company accounts for its patents in accordance with ASC 350-30 and ASC 360. The Company also purchased the rights to a domain name during the fiscal year 2012, realforce.com. The Company amortizes both the capitalized patent costs and domain name on a straight-line basis over an estimated useful life of 5 years.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the years ended December 31, 2012 and 2011, the amount charged to advertising expense was $67,466 and $145,805, respectively.

Noncontrolling Interest

Noncontrolling interests in our subsidiary is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive income (loss) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net loss and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under U.S. GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive loss but are excluded from net loss. The amendments became effective since the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive loss and do not change existing recognition and measurement requirements that determine net loss.

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

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted-average shares outstanding during the year.  Diluted loss per share is calculated by dividing net income by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.  Please refer to Note 8 for further discussion.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at December 31, 2012, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.  The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

Foreign Currency Translation

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which the Company holds an 85% majority interest at December 31, 2012.  The functional currency is the Mexican Peso.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-period rates while income and expenses are translated at the average of the beginning and end of period rates.  The Mexico Peso Balance Sheet foreign currency exchange rate at December 31, 2012 was 13.29% and the income statement average beginning and ending rate was 12.84%. For the year ended December 31, 2012 and 2011, translation losses amounted to $21,566 and $30,500, respectively and are shown as a separate component of comprehensive income and stockholders’ equity as accumulated other comprehensive income.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated net earnings, financial position or cash flows.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements - Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements – Not Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: GOING CONCERN

The Company sustained operating losses during the years ended December 31, 2012 and 2011 and incurred negative cash flows from operations in 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is a business-to-business (“B2B”) distributor of various consumer goods and equipment in the renewable energy space as well as a manufacturer and supplier of parts used in the assembly of heavy equipment such as large tractor-trailer trucks.  The Company took on some additional risk in the latter half of 2012 through transitioning from business-to-business to manufacturing their own brand and testing the market for certain products. During 2012, the Company has experienced declining net sales and eroding gross profits, which resulted in a consolidated net loss of $4,287,317 for the year ended December 31, 2012 compared to consolidated net loss of $4,385 for the prior year.  In addition, consolidated net cash provided by operating activities declined from positive $245,845 for the year ended December 31, 2011 to negative $2,542,693 cash used in operating activities for the year ended December 31, 2012.  Management’s plans in addressing these operational issues are to seek new growth in higher margin sales and improve direct costs of manufacturing through better management of work flows and inventory management to minimize direct costs. Management plans for 2012 are to meet their sales projections. If these projections are not met, the Company may have to reduce its operating expenses and to seek additional funding through debt and/or equity offerings.

NOTE 3:  CONCENTRATIONS OF CREDIT RISK

At December 31, 2012, three customers accounted for 43% or $2,659,400 of the Company’s trade receivables.  At December 31, 2011, these same three customers accounted for 67% or $3,740,295 of the Company’s trade receivables. Trade accounts receivable past due over 90 days at December 31, 2012 and 2011 were $2,000 and $202,438, respectively.  Management does not normally require collateral for trade accounts receivable.  Annual sales for these three customers during the years ended December 31, 2012 and 2011 were $27,218,831 and $32,244,546, respectively.  Of the sales to the three largest customers throughout 2012 and 2011, sales to a related party was the largest at $14,722,684 (35%) and $15,531,990 (40%), respectively.  Logan Outdoor Products is a Company that is determined to be a related party with Powin Corporation as it has common ownership with the Company’s CEO and President.  Amounts outstanding in accounts receivable due from Logan Outdoor Products as of December 31, 2012 and 2011 were $245,122 and $2,206,400, respectively.  Please see Note 12 – RELATED PARTY TRANSACTIONS for further information.

The Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 60%, or $19,848,484 of total purchases during the year ended December 31, 2012.  The same three vendors accounted for approximately 72%, or $18,716,419 of total purchases during the year ended December 31, 2011

The Company places its cash with high credit quality financial institutions but retains a certain amount of exposure as cash is held primarily with two financial institutions and deposits are only insured to the Federal Deposit Insurance Corporation limit of $250,000 for each financial institution.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with its two financial institutions.

NOTE 4:  OTHER RECEIVABLE

As of December 31, 2012, in other receivables, the Company has fully reserved for its Mexico VAT tax receivable of $304,000 as there has been no expectation of collection; there is approximately $363,450 for Federal and State tax refund and approximately $233,905 in which the Company has provided funding to a non-related party private company and management expects that it will fully recover the funds. The funding of the private company does not represent any form of ownership in this private company.

As of December 31, 2011 other receivables primarily consist of Federal and State tax refund of approximately $240,000 and the Company does not believe it is exposed to any significant credit risk with respect to this asset.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  INVENTORIES

Inventories consisted of the following at December 31:

	Dec 31, 2012	Dec 31, 2011
Raw Materials	$271,650	$356,371
Work in Progress	54,897	66,823
Finished Goods	2,108,865	2,778,873
Reserve for slow moving and obsolete inventory	(241,204)	(153,204)
Inventories, Net	$2,194,208	$3,048,863

NOTE 6:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2012	2011
Furniture and fixtures	$83,511	$87,332
Vehicles	129,727	92,423
Equipment	2,799,574	2,607,793
Computers	281,746	51,808
Leasehold improvements	225,021	22,828
	3,519,579	2,862,184
Accumulated depreciation	(1,202,696)	(902,137)
Property and equipment - net	$2,316,883	$1,960,047

For the years ended December 31, 2012 and 2011, depreciation and amortization of property and equipment charged to operations was $393,554 and $283,079, respectively.

NOTE 7:  BANK LOAN

In March 2011, the Company signed a new banking facility with the same bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013 and, like the previous line-of-credit, the new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment.  The new line-of-credit is indexed to the prime rate less three-fourths of a point and was 2.5% at December 31, 2012.  The Company’s operating line-of-credit outstanding balances as of December 31, 2012 and December 31, 2011 were $1,600,000 and zero, respectively. During March 2013, the Company repaid all outstanding balances under this line.

The Company’s operating line-of-credit was subject to negative and standard financial covenants.  The negative covenants restricted the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrowing money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consisted of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of December 31, 2012 the Company was no longer in compliance with all covenants compared to being in compliance with all covenants as of December 31, 2011.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  BANK LOAN (CONTINUED)

In June 2011, the Company entered into a five-year equipment note payable  with the same bank that holds the Company’s operating line-of-credit facility, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable were used to upgrade old outdated equipment and add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico segments.  At December 31, 2012 and 2011, the Company’s equipment note payable balance was $375,000 and $475,000.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

On December 18, 2012, the Company signed a new loan with Sterling Bank for four-year $163,000 with a maturity date of 1-1-2017 and the loan is not personally guaranteed by any board member or stockholder but is secured by all inventory, receivables and equipment. Further, the interest is calculated using interest rate of 3.25%. The Company outstanding loan balance as of December 31, 2012 and December 31, 2011 was $163,000 and $0 respectively.

On March 15, 2013, the Company entered a new $2.0 million line-of-credit with 3U, a supplier of Powin, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements.

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

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Year ending December 31,	Future Commitments
2013	$754,884
2014	723,696
2015	567,756
2016	567,756
2017	567,756
Thereafter	2,010,193
Total	$5,192,041

For the years ended December 31, 2012 and 2011, total rent and lease expense for all operating rents and leases aggregated $754,884 and $679,294, respectively.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: LOSS / EARNINGS PER SHARE

Loss per share at December 31, 2012 and 2011 are as follows:

For the Year Ended December 31, 2012

	Income Numerator	Shares Denominator	Per-Share Amount
Loss attributable to common stockholders	$(4,121,270)
Less: Preferred stock dividends	0
Basic EPS
Income available to common stockholders	$(4,121,270)	162,201,390	$(0.03)
Effect of dilutive securities

As of December 31, 2012 there were 11,031,758 warrants, 740,000 options and 1,435,600 convertible preferred stock outstanding, respectively. The effect of warrants, options and convertible preferred stock are excluded from loss per share because their impact is considered to be anti-dilutive.

For the Year Ended December 31, 2011

	Income Numerator	Shares Denominator	Per-Share Amount
Income	$76,528
Less: Preferred stock dividends	-
Basic EPS
Income available to common stockholders	$76,528	162,087,117	$0.00
Effect of dilutive securities
Options		1,090,000
Warrants		11,031,758
Convertible preferred stock	-	1,276,000
Diluted EPS
Income available to common stockholders	$76,528	175,484,875	$0.00

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  CAPITAL STOCK

It should be noted that the conversion rate for a 1 preferred share is 200 shares of Powin Corporation common stock.

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

In March 2012, the Company issued 20,000 common shares to its Board of Directors for their services on the board, with an expense of $8,800 to the Company. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

In June 2012, the Company issued 20,000 shares of Common Stock to its Board of Directors for their services on the board at $0.59 per share with an expense of $11,800.  Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

In June 2012, the Company declared preferred stock dividends.  The Company accrued a total of 388 dividends in preferred shares and booked $38,800 increase in Preferred stock. The dividends were issued on June 30, 2012.
In September 2012, we issued 15,000 shares of our common stock to our directors for their services on the board, with an expense of $5,250 to the Company. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

In December 2012, we issued 20,000 shares of our common stock to our directors for their services on the board, with an expense of $7,800 to the Company. Each director received 5,000 shares of Common Stock for an aggregate of 2,000 shares of Common Stock issued.

In December 2012, the Company declared preferred stock dividends.  The Company accrued a total of 410 dividends in preferred shares and booked $41,000 increase in Preferred stock. The dividends were issued on December 31, 2012.

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

The stock option expense included in general and administrative expense for the year-ended December 31, 2012 is $116,588 and December 31, 2011, is $93,373.  ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

There were no stock options granted in 2012.

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

The following assumptions were used to determine the fair value of the options at date of original issuance on June 15, 2011:

Twelve-months Dec 31, 2012
Dividend yield	0
Expected volatility	86.8%
Risk-free interest rate	1.6%
Term in years	6.9
Forfeiture rate	29.5%

A summary of option activity as is presented below:

	Options	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options granted Jun 15, 2011	1,170,000	$1.02	6.92	$906,565
Options forfeited or expired	(80,000)	-	-	(61,987)
Outstanding at Dec 31, 2011	1,090,000	1.02	6.92	844,578
Options exercised	-	-	-	-
Options forfeited or expired	(350,000)	-	-	(271,195)
Outstanding at Dec 31, 2012	740,000	$1.02	5.37	$573,383

Exercisable at Dec 31, 2012	-	$-	-	$-

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A description of our operating segments as of December 31, 2012 and December 31, 2011, can be found below.

Powin OEM:

All products are sold in North America and include steel gun safes; outdoor cooking equipment; including dutch camping ovens and frying skillets; trampolines; plastic products; small electronic appliances, as well as products to assist Senior citizens. Powin OEM also offers logistic services and a qualified engineer team to support and provide in-house design.

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

CPP:

Effective January 1, 2012, the business of Maco Furniture and Gladiator formerly separate segments, were merged into CPP, another one of the Company’s wholly-owned subsidiaries. All assets, liabilities, and equity interests were transferred to CPP. CPP initially recognized the assets and liabilities transferred at their then carrying amounts as of the date of transfer. CPP is a dual-facing operation. The first is offering services to North American manufacturers in which we open sales channels to sell their products in China by providing logistics, promotion and marketing solutions. In addition, CPP also manages, sells and promotes online sales for Powin approved products through US online web stores, retailers and marketplaces. Items sold online include but are not limited to furniture, LED lighting, and consumer based battery storage products.

PRER (Energy):

Powin Energy provides energy storage solutions and renewable energy products for the residential, commercial, industrial and utility markets. Powin Energy manufactures and develops energy storage technology used in stationary, transportation and portable power applications. All products are sold in North America and include a complete turnkey line of clean technology and renewable energy products including scalable energy storage systems, power supply units for electric vehicles, and other portable power applications.

 Powin Industries SA de CV:

All products will be sold in Mexico and North America and include truck, auto parts, pump and valves, machinery parts, pulleys and flywheels, pedestal and frames, cylinder and pistons, crank and crank case, series cast iron made classical vee-pulley and taper bushed, vee-pulleys sprocket and gears, timing wheel, flat belt wheel and roller wheels, cast iron flywheel (dynamic balanced or static balanced), cast iron made hand wheels bearing block, flexible couplings, brake rotors & drums, tie rod and rail wheels, ductile iron cranks, cast iron crank case, cast iron cylinders, cylinder hub.  This segment also focuses on the production of gun safes, and will provide services for welding, precise machining, forming and stamping, cutting, and bending.

Realforce-Powin Joint Venture Company:

Effective January 1, 2012, the joint venture RealForce-Powin was merged by POWIN Corporation. In January 2012, the Company’s Board of Directors authorized the merge as it was determined to be in the best interest of the Company.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  BUSINESS SEGMENT REPORTING (CONTINUED)

Operating revenues and expenses of each of the Company’s segments are as follows:

	OEM	QBF	Mexico	Wooden	CPP	Energy	2012 Consolidated
Sales	35,426,341	5,797,094	84,284	319,468	485,218	193,959	42,306,364
Cost of sales	32,176,289	5,908,436	151,942	-	424,872	147,479	38,809,018
Gross profit	3,250,052	(111,342)	(67,658)	319,468	60,346	46,480	3,497,346
Operating expense	2,462,532	974,036	1,017,900	468,166	532,298	1,392,002	6,846,934
Other income (expense)	(872,967)	42,770	(21,423)	-	2,058	-	(849,562)
Income (loss) before income tax	(85,447)	(1,042,608)	(1,106,981)	(148,698)	(469,894)	(1,345,522)	(4,199,150)
Income tax on consolidated income							88,167
Consolidated net income							(4,287,317)
Net loss attributable to non-controlling interest in subsidiary							(166,047)
Net income attributable to Powin Corporation							(4,121,270)

Accounts receivable	2,200,227	382,449	-	34,462	27,030	6,588	2,650,756
Inventory	263,124	1,121,776	-	-	178,914	630,394	2,194,208
Property and equipment - net	243,099	761,655	1,210,885	62,562	11,575	27,107	2,316,883
Accounts payable	1,924,457	278,705	-	2,079	31,894	57,871	2,295,006

	OEM	QBF	Mexico	Wooden	CPP	Energy	2011 Consolidated
Sales	39,142,081	5,599,607	-	390,357	309,162	637,364	46,078,571
Cost of sales	33,974,827	5,763,284	-	-	321,236	560,732	40,620,079
Gross profit	5,167,254	(163,677)	-	390,357	(12,074)	76,632	5,458,492
Operating expense	2,566,266	615,082	411,954	395,610	682,442	552,416	5,223,770
Other income (expense)	(104,265)	52,895	(78,054)	(5,201)	-	-	(134,625)
Income (loss) before income tax	2,496,723	(725,864)	(490,008)	(10,454)	(694,516)	(475,784)	100,097
Income tax on consolidated income							104,482
Consolidated net income							(4,385)
Net loss attributable to non-controlling interest in subsidiary							(80,913)
Net income attributable to Powin Corporation							76,528

Accounts receivable	4,710,170	779,818	-	63,807	28,052	684	5,582,531
Inventory	1,317,291	1,519,437	-	-	172,568	39,567	3,048,863
Property and equipment - net	262,177	1,156,453	453,851	70,637	16,929	-	1,960,047
Accounts payable	5,157,343	679,737	-	6,473	3,108	393,097	6,239,758

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  RELATED PARTY TRANSACTIONS

The Company paid wages and bonuses to related parties and the following table represents the payments made during the years ended December 31, 2012 and 2011, respectively.

	2012	2011
CEO & Chairman of the Board	$248,850	$240,000
Spouse of CEO	24,480	24,480
Brother of CEO	52,834	47,545
Son of CEO	-	28,000
Son of CEO	18,130	-
TOTAL	$344,294	$340,025

The facility rented by the Maco segment, which was canceled in May 2011, is owned by two of the Company’s major shareholders and their real estate company Powin Pacific Properties LLC.  Rent paid was $26,510 for the years ended 2011. Effective January 1, 2012, Maco was combined with CPP. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The facility rented by the QBF segment is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC.  Rent paid was $171,534 and $232,198 for the years ended December 31, 2012 and 2011, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

On June 1, 2011, the Company entered into a 122 month lease for its current facility, which is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC., and moved all the operating segments of OEM, Maco, Wooden, CPP, PRER into the one facility.  Rent paid in 2012 and 2011 was $418,989 and $246,260, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s CEO owns 45% of Logan Outdoor Products, LLC.  The Company has made sales to Logan Outdoor Products in the amount of $14,754,143 and $15,531,990 for the years ended December 31, 2012 and 2011, respectively. The accounts receivable due from Logan Outdoor Products are $245,122 and $2,206,400, at December 31, 2012 and 2011, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to Logan Outdoor Products.

NOTE 14:  INCOME TAX PROVISION

The provision for income taxes for December 31, 2012 and 2011 consists of the following:

	2012	2011
Current:
Federal	$16,869	$22,078
State	-	15,910
	16,869	37,988
Net operating losses carryback	(363,450)	(130,000)
	(346,581)	(92,012)
Deferred:
Federal	328,887	183,338
State	105,861	13,156
	434,748	196,494

Provision for income taxes	$88,167	$104,482

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:  INCOME TAX PROVISION (CONTINUED)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows:

	2012	2011
U.S. federal statutory rate at 34%	$(1,052,736)	$170,052
State taxes, net of federal effect	(95,609)	29,066
Warrant re-pricing	277,341	-
Valuation allowance	940,057	-
Other	19,114	(94,636)
Total	$88,167	$104,482

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset as of December 31, 2012 and 2011 were as follows:

	2012	2011
Current:
Deferred tax asset
Net operating losses	-	85,590
Charitable contribution	-	887
Allowance for inventory obsolescence	97,929	64,192
Allowance for doubtful accounts	248,922	26,639
Total	346,851	177,308

Noncurrent:
Deferred tax asset (liabilities)
Net operating losses	642,934	418,359
Property and equipment	(98,218)	(160,919)
Share-based compensation	43,809	-
Other	4,682	-
Total	593,207	257,440

Based on the Company’s current financial and operational situation, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of December 31, 2012 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its U.S. federal and state deferred tax assets as of December 31, 2012.

As of December 31, 2012, the Company has approximately $1.3 million and $2.8 million of net operating loss (“NOL”) carry-forwards for federal and state income tax purposes, respectively. Expiration of the Company’s NOL carry-forwards begins in 2020. Section 382 of the Internal Revenue code of 1986 provide for an annual limitation of approximately $67,000 on the utilization of net operating loss carry-forwards as the Company underwent an ownership change in 2008, as defined in section 382. This limitation has been reflected in the U.S. federal and state net operating loss carry-forwards.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1st, 2007 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2012 and 2011.

The Company has identified U.S. federal and Oregon as major jurisdictions. The Company is currently open to audit under U.S. and state statute of limitations by the taxing authorities for 2009 through 2012.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:  SUBSEQUENT EVENTS

In March, 2013 the Company entered in a related party note with the CEO, Joseph Lu, in the amount of $2 million. This allowed Powin to pay off the $1.6 million bank line-of-credit in full.

On March 15, 2013, the Company entered a new $2 million line-of-credit with 3U, a supplier of Powin’s, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements.

In February 2012, our subsidiary, Powin Renewable Energy Resources, Inc. , an Oregon corporation (“Powin Energy”) was named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah (February 8, 2012).  The complaint alleges, as to Powin Energy, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC (“GSG”).  Mr. Beaston is an employee of Powin Energy. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages.  We believe there is no basis for the allegations and we intend to defend against the action. On May 24th 2012, Powin Energy filed its Answer and Defenses contesting the claims made by GSG.  On May 25th, 2012, Mr. Beaston filed his Answer, Counterclaims and Third party Complaint impleading GSG principals Sam Leven and Harvey Weiss.  The parties are conducting discovery in preparation for trial.   The case is scheduled for an eight-day trial beginning April 22, 2013. As of April 8, 2013 the lawyers are reporting to the US District Court in Portland, Oregon that the case of GSG, LLC v. Beaston and Powin Energy, et al is now settled.

The settlement will be recorded in the Company’s second quarter 2013 as this is when the contingency was determined and realized.

In April, an additional lawsuit was filed against the Company for $20,000, but the Company believes it is without merit and therefore has not accrued the amounts in the financial statements.

The Company extended both the series “A” and series “B” warrants expirations dates from March 31, 2013 to June 30, 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness related to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions.

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and 2011 and concluded that, as of December 31, 2012 and 2011, our internal control over financial reporting was ineffective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2012 and 2011.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Joseph Lu	59	Chief Executive Officer and Chairman of the Board of Directors
Jingshuang Jeanne Liu	53	President, General Manager, Director
Zaixiang Fred Liu	58	Vice President, Director
George Gabriel	68	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu, 58, was born in China.  He received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science. Mr. Lu formed POWIN Corporation in 1990 and has served as its President since inception. Prior to founding POWIN, Mr. Lu served as the General Manager of the Shunn Feng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986 Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the Shunn Feng. Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware.

Jingshuang Jeanne Liu, 54, has been with the Company since 1996 and currently serves as the President of the company. Her responsibilities include implementing and maintaining the chain of operations, inventory control, production and shipping scheduling within the U.S. and the coordination of the other principles in the various countries the company coordinates with in providing product to the company's customers. Prior to her employment at the Company, Ms. Liu was the Officer Manager at the Northwest China Council from 1994 to 1996. She received her Bachelor of Science degree in Geography from Beijing Normal University in 1982. Subsequently, she received her Master of Science in Geography from the University of Idaho in 1989 and her Master of Business Administration from the University of Idaho in 1991.

Zaixiang Fred Liu, 58, was born in China.  He received his B.S. degree in 1982 from Shangdong Industry University.  Since January 2004 he has served as the Vice President of POWIN in charge of research and development.  He began working with POWIN in 1998 as an engineer in charge of pricing, engineering, and coordinating with factories and customers.  Prior to his service with POWIN, from 1982 until 1998, Mr. Liu worked at Shandong Machinery I&L Corp. High Might Co. as an exporter, vice manager, and chief economist.

George Gabriel, 68, was appointed as director effective as of September 5, 2012.  For the past six years, Mr. George Gabriel served as the Chief Financial Officer of Oregon Resources Corporation, Inc. Mr. Gabriel served at Electrolux AB. He has broad experience as a Financial Manager and Controller for various entities including manufacturing, distribution and natural resources. He has founded a successful building products distribution company and participated in the startup and financing of mineral exploration and natural resource development companies. He has held staff positions with Arthur Andersen in Portland and with Moss Adams, LLP in Vancouver, WA. Mr. Gabriel is a Certified Public Accountant.

Family Relationships

Several relatives of Joseph Lu are or were employed by the Company. Mei Yi Lu, Joseph Lu’s wife, is employed by the Company as the accounts payable and accounts receivable clerk.  Peter Lu, Joseph Lu’s son, was employed by the Company as the project coordinator. And Danny Lu, Joseph Lu’s second son, is employed by the Company in sales department. Eric Lu, Joseph Lu’s brother, is the IT manager.

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

Nomination Process

As of December 31, 2012, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors.   We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following describes  the compensation paid to  our principal executive officer and each of our four most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2012 who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2012 and 2011, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary Compensation Table
Name &Principle		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Joseph Lu	2012	240,000	0	8,850 (2)				240,850
CEO, Director	2011	240,000	0	19,850 (1)				259,850

Jingshuang Liu	2012	118,087	5,000	8,850(2)				131,937
President/Director	2011	105,000	4,375	11,634(1)				121,009

Zaixiang Liu	2012	75,315	3,000	8,850(2)				87,165
VicePresident,Director	2011	72,000	3,000	19,850(1)				94,850

Ronald Horne (3)	2012	25,671	0	0(1)				25,671
CFO, Director	2011	82,400	3,433	19,850(2)				105,683

(1)
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

(2)
Joseph Lu, Jingshuang Liu and Zaixiang Liu were issued in March 2012, June 2012, September 2012 and December 2012 stock awards in common stock for services rendered on the board of directors through the date of issuance.

(3)	Ronald Horne resigned as CFO and as a director effective March 2, 2012.

The dollar estimate for stock awards is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 Stock Compensation (formerly SFAS No. 123R,  Share-Based Payment ).

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

Year Ending December 31, 2011

In March 2011, we issued 20,000 shares of our common stock to our director for their services on the board, with an expense of  $9,000 to the Company.

In June 2011, we issued 21,667 shares of our common stock to our directors for their services on the board, with an expense of  $38,784 to the Company.

In December 2011, we issued 25,000 shares of our common stock to our directors for their services on the board, with an expense of $21,250 to the Company.

Year Ending December 31, 2012

In March 2012, the Company issued 20,000 common shares to its Board of Directors for their services on the board, with an expense of $8,800 to the Company. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

In June 2012, the Company issued 20,000 shares of Common Stock to its Board of Directors for their services on the board at $0.59 per share with an expense of $11,800.  Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

In September 2012, we issued 15,000 shares of our common stock to our directors for their services on the board, with an expense of $5,250 to the Company. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

In December 2012, we issued 20,000 shares of our common stock to our directors for their services on the board, with an expense of $7,800 to the Company. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class
Common Stock	Joseph Lu 20550 SW 115TH Ave. Tualatin, OR 97062	67,210,900 (1)	41.42%
Common Stock	Mei Yi Lu 20550 SW 115TH Ave. Tualatin, OR 97062	66,550,500 (1)	41.02%
Common Stock	Ronald Horne 4295 SE Mason Hill DR. Milwaukie, OR 97222	21,500	0.01%
Common Stock	Zaixiang Fred Liu 12703 SW Davinci Ln Tigard, Or 97224	620,000	0.38%
Common Stock	Ty Measom 1558 E 1445N Logan, UT 84341	60,000	0.04%
Common Stock	Jingshuang Jeanne liu 20550 SW 115TH Ave. Tualatin, OR 97062	631,667	0.39%
Common Stock	George Gabriel 16135 SW Cormorant Drive Beaverton Or 97007	5,000	0.00%

(1)
Based on 162,247,546 shares of common stock issued and outstanding as of March 30, 2013, except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Change in Control

 We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We pay a monthly salary of US$20,000 per month to Joseph Lu in consideration for his services as the Chief Executive Officer.

Family members of Joseph Lu received salaries in 2012 and 2011 as follows;

Name	2012	2011
Mei-Yi Lu, wife	$24,480	$24,480
Eric Huan-Ling Lu, brother	$52,834	$47,545
Peter Lu, son	$-	$28,000
Danny Lu, son	$18,130	$-

POWIN Pacific Properties LLC, of which Joseph Lu is the controlling member and Manager owns the facilities currently used by the Company’s subsidiary, QBF, and POWIN Corporation and Distribution subsidiary. A five year lease was signed between QBF Inc. and POWIN Pacific Properties LLC effective November 1, 2009. Monthly lease payments are $15,594. Lease payments paid in the years 2012 and 2011 were $171,534 and $187,128, respectively.

A 10 year lease was signed between the Company and POWIN Pacific Properties LLC effective June 1, 2011. Monthly lease payments are $35,180. Lease payments paid in the years 2012 and 2011 were $418,989 and $246, 260.

On June 1, 2011, the Company’s  Mexico joint venture, Powin Industries SA de CV, entered into a ten-year lease with Powin Pacific Properties, LLC., on a facility in Saltillo Coahuila Mexico, which will be used in metal manufacturing.  This lease requires the Company to pay for all property taxes, utilities and facility maintenance. Monthly lease payments are $12,133. Lease payments paid in the years 2012 and 2011 were $146,891 and $84,931.

Guarantees

Since December 31, 2011, the Company is no longer the commercial guarantor for the construction loan on our executive and administrative office in Tualatin, Oregon.

Corporate Governance

Our directors are Joseph Lu, Jingshuang (Jeanne) Liu, Zaixing (Fred) Liu and George Gabriel.  The Board of Directors does not have a standing, compensation or nominating committee at this time, as the entire board of director acts in such capacities and the directors adopted a resolution that it would act as the audit committee.  The board believes that its members are capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. The board of directors believes it is necessary to have a standing audit, compensation or nominating committee and they believe that the functions of such committees can be adequately performed by the board. In addition, the  directors believe that retaining one or more additional directors who would qualify as independent as defined in the Nasdaq director independence rules would be overly costly and burdensome and  not warranted in the circumstances given the  current stage of the Company’s development.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011

Audit fee	$60,436	$63,317
Audit related fees	29,780	21,852
Tax fees	27,815	14,775
All other fees	-	1,250
TOTAL	$118,030	$101,194

Audit Fees

Audit fees expensed for Anton & Chia, LLP, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2012 and 2011 was $60,436 and $63,317, respectively.

Audit Related Fees

For the years ended December 31, 2012 and 2011, the aggregate fees expenses in respect to the assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $29,780 and $21,852,  respectively.

Tax Fees

Tax preparation fees expense for Chambers & Hammock, CPA’s, for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2012 and 2011, was $27,815 and $14,775, respectively.

All Other Fees

Fees billed by Anton & Chia, LLP, not related to audit as described above, during the years ended December 31, 2012 and 2011, were none and $1,250, respectively.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Reports of Form 8-K.

We have not filed any reports on Form 8-K during the quarter ending December 31, 2012, other than on November 5, 2012, we filed a Form 8-K reporting appointments in principal officers as follows:

Effective November 1, 2012, Powin Renewable Energy Resources, Inc. (“Powin Energy”), dba Powin Energy,  the Company’s wholly-owned subsidiary, appointed Zhen Chen as its Chief Operating Officer. Previously, Mr. Chen served as Powin Energy’s Project Manager. Prior to joining Powin Energy, Mr. Chen was Chief Engineer for Revolt Technology LLC.  From 2005 to 2011, Mr. Chen was Reformer Team Lead and Senior Chemical Engineer for IdaTech LLC of Bend, Oregon, a manufacturer of fuel cell backup power systems.  Powin Energy and Mr. Chen have entered into an Employment Agreement for an initial term of twelve (12) month ending October 31, 2013 with an annual salary of $96,001.

Effective November 1, 2012, the Company appointed Terry Davis as its Vice-President of Marketing and Sales. Prior to joining the Company, Mr. Davis was Vice-President of venture development for Growth Science International. From 2007 to 2010, Mr. Davis held management and sales positions with Vestas Americas Wind Technology. From 2010 to 2011, he was Vice-President-Wind Solutions, for Data Exchange Corporation.

Exhibit No.	Description
2.1	Articles of Merger and Plan of Reorganization between POWIN Corporation and Exact Identification Corporation as filed with the State of Nevada on August 22, 2008
3.3	Articles of Incorporation of the Company (formerly known as Global Technology, Inc.)
3.4	Articles of Amendment for Global Technology, Inc.
3.5	Bylaws of Advanced Precision Technology, Inc.
3.6	Articles of Amendment Advanced Precision Technology, Inc.
3.7	Certificate of Amendment of U.V. Color, Incorporated
3.8	Amended and Restated Articles of Incorporation of POWIN Corporation
3.9	Amended and Restated Bylaws of POWIN Corporation
4.1	Form of Warrant A
4.2	Form of Warrant B
4.3	Extensions of Warrant A and Warrant B
4.4	2nd Extension of Warrant A
4.5	2nd Extension of Warrant B
10.1	Lease Update for Tri County Industrial Park Building #13
10.2	Lease Update for Tri County Industrial Park Building #16
10.3	Lease for Sandburg Road Property
10.4	Lease for POWIN Center
10.5	Lease for Tualatin Property
10.6	Employment Agreement for Joseph Lu
10.7	Employment Agreement for Zaixiang Fred Liu
10.8	Employment Agreement for Jingshuang “Jeanne” Liu
10.9	Business Loan Agreement and Amendment between POWIN Corporation and Sterling Savings Bank
10.10	Business Loan Agreement and Amendment between QBF, Inc. and Sterling Savings Bank
10.11	Lease for Property used by QBF, Inc.
10.12	Employment Agreement for Ronald Horne
10.13	Summary of Oral Contracts
10.14	Letter of Waiver from Sterling Savings Bank regarding Business Loan Agreements
10.15	Loan AgBusiness Loan Agreements Between Key Bank National Association and Powin Corporation
10.16	Promissory Note between Key Bank National Association and Powin Corporation
10.17	Lease Agreement for Powin 115TH Tualatin Facility between Powin Corporation and Powin Pacific Properties, LLC.
10.18	Lease agreement between Powin Industries SA DE CV (a Mexican Company) and Powin Pacific Properties, LLC.
10.19	Strategic Cooperation Joint venture Agreement between Shandong RealForce Enterprises Co, and Powin Corporation
14.1	Code of Ethics
21.1	List of Subsidiaries

31.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joseph Lu, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph Lu, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registration for QBF, Inc.

All of the above listed exhibits with the exception of exhibits 21.1, 31.1, 31.2, 32, 32.1 and 32.2 which are filed herewith, were filed previously with our Form S-1 Registration Statement, as amended and our previous reports in form 10-K and are collectively incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN CORPORATION

By: /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)
Dated:  April 16, 2013