Form 10-Q
period 2013-03-31
POWIN CORP
filed 2013-05-15
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2013, there were 162,267,546 shares of Common Stock, $0.001 par value, outstanding and 7,178 shares of Preferred Stock, $100 par value, outstanding.

POWIN CORPORATION
Index

PART I.         FINANCIAL INFORMATION

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.
POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
ASSETS	March 31, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash	$2,187,444	$1,220,014
Trade accounts receivable, net of allowance for doubtful accounts of $706,526 and $613,108, respectively	3,986,038	2,650,756

Other receivables	595,152	597,440
Inventory, net	2,106,784	2,194,208
Prepaid expenses	240,634	286,156
Deposits	67,329	78,999

Total current assets	9,183,381	7,027,573

Intangible assets, net	21,910	23,289
Property and equipment, net	2,252,863	2,316,883

TOTAL ASSETS	$11,458,154	$9,367,745

LIABILITIES and STOCKHOLDERS' EQUITY

Current Liabilities
Lines of credit	$-	$1,600,000
Trade accounts payable	2,899,255	2,295,006
Accrued payroll and other accrued liabilities	242,342	472,221
Notes Payable-Current Portion	153,606	138,605

Total current liabilities	3,295,203	4,505,832

Long-Term Liabilities
Notes payable - less current portion	4,358,877	399,395
Total liabilities	$7,654,080	$4,905,227
Stockholders' Equity
Preferred stock, $100 par value, 25,000,000 shares
Authorized; 7,178 and 7,178 shares issued and outstanding, respectively	717,800	717,800
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 162,267,546 and 162,247,546 shares issued and outstanding, respectively	162,268	162,248
Additional paid-in capital	9,922,247	9,893,667
Accumulated other comprehensive loss	(21,847)	(21,566)
Accumulated deficit	(6,715,229)	(6,046,277)
Minority interest in subsidiary	(261,165)	(243,354)

Total stockholders' equity	3,804,074	4,462,518

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$11, 458,154	$9,367,745

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2013	2012

Sales- Net	$6,842,231	$13,293,205

Cost of Sales	5,922,170	12,394,616

Gross Profit	920,061	898,589

Operating Expenses	1,585,802	1,240,822

Operating Loss	(665,741)	(342,233)

Other Income (Expense)
Other Income	15,994	31,558
Interest Expense – Net	(21,527)	(3,599)
Loss on Sales of Assets	-	(15,067)
Miscellaneous Expenses	(7,439)	-

Total Other Income (Expense)	(12,972)	12,892

Loss Before Income Taxes	(678,713)	(329,341)

Income Taxes	8,000	-

Net Loss	(686,713)	(329,341)
Net loss attributable to non-controlling interest in subsidiaries	(17,762)	(21,505)
Net loss attributable to Powin Corporation	$(668,951)	$(307,836)

Loss per Share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Basic	162,172,546	162,172,538
Diluted	162,172,546	162,172,538

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended March 31,
	2013	2012

Net loss	$(686,713)	$(329,341)

Other Comprehensive income (loss)
Foreign currency translation adjustment	(330)	21,637

Comprehensive loss	(687,043)	(307,704)

Comprehensive loss attributable to non-controlling interest in subsidiaries	(17,810)	(18,259)

Comprehensive loss attributable to Powin Corporation	$(669,233)	$(289,445)

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2013	2012

Net loss	$(668,951)	$(307,836)
Adjustments to reconcile net loss to net cash
used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(17,762)	(21,505)
Depreciation and amortization	75,008	92,698
Stock option compensation	23,400	37,704
Provision for obsolete inventory	153,235	88,000
Share based compensation	5,200	8,800
Provision for doubtful accounts receivable	93,419	-
Changes in operating assets and liabilities
Trade accounts receivable	(1,428,701)	(1,888,958)
Other receivables	2,288	(87,370)
Inventories	(65,811)	(726,831)
Prepaid expenses	45,522	(96,734)
Deposits	11,670	(97)
Trade accounts payable	604,248	2,216,309
Accrued payroll and other liabilities	(229,879)	182,148

Net cash used by operating activities	(1,397,114)	(503,672)

INVESTING ACTIVITIES
Acquisition of intangible assets	(9,609)	(20,407)
Capital expenditures	-	(234,789)

Total cash flows used in investing activities	(9,609)	(255,196)

FINANCING ACTIVITIES
Proceeds from notes payable	4,008,877	-
Payment to notes payable	(34,394)	(25,000)
Proceeds from line of credit	-	-
Payment to line of credit	(1,600,000)	-

Net cash flows provided by (used in) financing activities	2,374,483	(25,000)
Impact of foreign exchange on cash	(330)	21,637
Net increase (decrease) in cash	967,430	(762,231)

Cash at beginning of period	1,220,014	2,875,298

Cash at end of period	$2,187,444	$2,113,067

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$21,532	$3,599

Income taxes paid	$8,000	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business and History

Powin Corporation (the “Company” and / or “Powin”) has relationships with various manufacturers in China that manufacture a variety of products for distribution in the United States of America.  The Company’s client base includes distributors in the transportation, medical, sports, camping, fitness, and packaging and furniture industries.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Net assets of foreign operations accounted for less than one percent of total net assets as of March 31, 2013 and December 31, 2012.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results to be expected for other interim periods or for the full year then ended December 31, 2013.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Quality Bending and Fabrication, LLC (“QBF”), Powin Wooden Product Service, Inc.,(“Wooden”), Channel Partner Program (“CPP”), Powin Renewable Energy Resources, Inc. (“ Powin Energy”), and majority owned (85%) joint venture, Powin Industries  SA de CV (“Mexico”). All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Going Concern

The Company sustained operating losses during the three months ended March 31, 2013 and 2012 and incurred negative cash flows from operations in 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company is a business-to-business (“B2B”) distributor of various consumer goods and equipment in the renewable energy space as well as a manufacturer and supplier of parts used in the assembly of heavy equipment such as large tractor-trailer trucks.  The Company took on some additional risk since the latter half of 2012 through transitioning from business-to-business to manufacturing their own brand and testing the market for certain products. During 2013, the Company has experienced declining net sales and increased operating expenses, which resulted in a consolidated net loss of $686,713 for the three months ended March 31, 2013 compared to a consolidated net loss of $329,341 for the same period of last year. In addition, consolidated net cash used in operating activities increased from $503,672 for the three months ended March 31, 2012 to $1,397,116 for the three months ended March 31, 2013.  Management’s plans in addressing these operational issues are to seek new growth in higher margin sales and improve direct costs of manufacturing through better management of work flows and inventory management to minimize direct costs. As a result of the management’s plan, the Company has improved the gross profit margin from 6.8% for the three months ended March 31, 2012 to 13.4% for the three months ended March 31, 2013. Management plans for 2013 are to generate more cash from operating activities. If the operation can not provide sufficient cash flow, the Company may have to reduce its operating expenses and to seek additional funding through additional debt and/or equity offerings.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Accounts on deposit at our primary domestic financial institution are non-interest-bearing transaction accounts with unlimited insurance coverage by the Federal Deposit Insurance Corporation through March 31, 2013. At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Bad debt expense for the three months ended March 31, 2013 and 2012 were $93,418 and $0, respectively. The Company has an allowance for doubtful accounts of $706,526 and $613,108 as of March 31, 2013 and December 31, 2012.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. The following table represents the Company’s inventories at each of the indicated balance sheet dates. For the three months ended March 31, 2013 and 2012, the Company recorded a provision for inventory obsolescence of $153,235 and $88,000, respectively.

	March 31, 2013	December 31, 2012
Raw Materials	$271,949	$271,650
Work in Progress	6,871	54,897
Finished Goods	2,222,404	2,108,865
Reserve for slow moving and obsolete inventory	(394,440)	(241,204)
Inventories, Net	$2,106,784	$2,194,208

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

Cost of Sales

Cost of sales includes cost of inventory sold during the period, net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Advertising

The Company expenses the cost of advertising as incurred.  For the three months ended March 31, 2013 and 2012, the amount charged to advertising expense was $10,404 and $15,892, respectively.

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

Foreign Currency Translation

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which the Company holds an 85% majority interest at March 31, 2013. The functional currency is the Mexican Peso.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-period rates while income and expenses are translated at the average of the beginning and end of period rates.  The Mexico Peso Balance Sheet foreign currency exchange rate at March 31, 2013 was 12.35% and the income statement average beginning and ending rate was 12.66%. For the three months ended March 31, 2013 and 2012, translation losses amounted to $(330) and $21,637, respectively and are shown as a separate component of comprehensive income and stockholders’ equity as accumulated other comprehensive income.

Note 2:  Recently Issued Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent adopted accounting developments.

Recently Issued Accounting Pronouncements - Adopted

FASB Accounting Standards Update No. 2012-08

In September 2012, the FASB issued ASU 2012-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2012. The adoption of ASU 2012-08 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2012-11

In December 2012, the FASB issued the FASB Accounting Standards Update No. 2012-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2012-11”).This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.
The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2012-11 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (Topic 220, ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

Note 3:  Customer and Supplier Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from a small number of customers. For the three months ended March 31, 2013 and 2012, sales to the Company’s three largest customers accounted for 70% and 67% of net sales, respectively. No other customers accounted for more than ten percent of total net sales for the three months ended March 31, 2013 and 2012. At March 31, 2013, the same three customers accounted for 52% or $2,051,590 of the Company’s trade receivables. At December 31, 2012, these same three customers accounted for 43% or $2,659,400 of the Company’s trade receivables. Management does not normally require collateral for trade accounts receivable. Logan Outdoor Products is a Company that is determined to be a related party with Powin Corporation as it has common ownership with the Company’s CEO and President.  Amounts outstanding in accounts receivable due from Logan Outdoor Products as of March 31, 2013 and December 31, 2012 were $1,440,181 and $245,122, respectively.  Please see Note 7 –Related Party Transactions for further information.

The Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 60%, or $3,764,807 of total purchases during the three months ended March 31, 2013.  The same three vendors accounted for approximately 60%, or approximately $7 million of total purchases during the three months ended March 31, 2012. As of March 31, 2013 and 2012, the Company owed these vendors in a total amount of $2,117,564 and $6,140,692, respectively.

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

Note 4: Notes Payable

In March 2011, the Company signed a new banking facility with Key Bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013. The new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment. The new line-of-credit is indexed to the prime rate less three-fourths of a point.  The Company’s operating line-of-credit outstanding balances as of March 31, 2013 and December 31, 2012 were $0 and $1,600,000, respectively. As of March 2013, the Company had repaid all outstanding balances under this line.

The Company’s operating line-of-credit was subject to negative and standard financial covenants.  The negative covenants restricted the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrowing money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consisted of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of March 31, 2013, the Company was no longer in compliance with all covenants compared to being in compliance with all covenants as of December 31, 2012.

In June 2011, the Company entered into a five-year equipment note payable with Key Bank, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016. The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable were used to upgrade old outdated equipment and add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico segments.  At March 31, 2013 and December 31, 2012, the Company’s equipment note payable balance was $350,000 and $375,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

On December 18, 2012, the Company signed a new loan with Sterling Bank for four-year $163,000 with a maturity date of January 1, 2017 and the loan is not personally guaranteed by any board member or stockholder but is secured by all inventory, receivables and equipment. Further, the interest is calculated using interest rate of 3.25%. The Company outstanding loan balance as of March 31, 2013 and December 31, 2012 was $153,606 and $163,000, respectively.

On March 15, 2013, the Company entered a new $2.0 million line-of-credit with 3U, a supplier of Powin, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements. The balance of the loan including accrued interest as of March 31, 2012 was $2,001,973.

On March 11, 2013, the Company entered in a related party note with the CEO, Joseph Lu, in the amount of $2 million. This allowed Powin to pay off the $1.6 million bank line-of-credit in full. The loan from Joseph Lu including accrued interest amounted to $2,006,904 as of March 31, 2013. The loan has a 6% annual interest rate, with no guarantee or collateral and due June 30, 2015.

Note 5:  Stock Options

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

The stock option expense included in general and administrative expense for the three months ended March 31, 2013 and 2012 are $23,400 and $37,704, respectively. ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

There were no stock options granted in the three months ended March 31, 2013.

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

The following assumptions were used to determine the fair value of the options at date of original issuance on June 15, 2011:

Three-months March 31, 2013
Dividend yield	0
Expected volatility	86.8%
Risk-free interest rate	1.6%
Term in years	6.9
Forfeiture rate	29.5%

A summary of option activity as is presented below:

	Options	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,090,000	1.02	6.92	844,578
Options exercised	-	-	-	-
Options forfeited or expired	(350,000)	-	-	(271,195)
Outstanding at December 31, 2012	740,000	1.02	5.37	573,383
Options exercised	-	-	-	-
Options forfeited or expired	(40,000)	-	-	(30,994)
Outstanding at March 31, 2013	700,000	$1.02	5.12	$542,389

Note 6:  Capital Stock And Warrants

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

In March 2013, the Company issued 20,000 common shares to its Board of Directors for their services on the board, with an expense of $5,200 to the Company. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued.

Effective March 27, 2013, the Company extended both the series “A” and series “B” warrants expirations dates from March 31, 2013 to June 30, 2013.

Note 7:  Related Party Transactions

The facility rented by the Maco segment, which was canceled in May 2011, is owned by two of the Company’s major shareholders and their real estate company Powin Pacific Properties LLC.  Rent paid was $26,510 for the year ended 2011. Effective January 1, 2012, Maco was combined with CPP. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The facility rented by the QBF segment is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC. On June 1, 2011, the Company entered into a 122 month lease for its current facility, which is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC., and moved all the operating segments of OEM, Maco, Wooden, CPP, PRER into the one facility. Rent expenses amounted $188,721 and $188,821 for the three months ended March 31, 2013 and 2012, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s CEO, Joseph Lu, owns 45% of Logan Outdoor Products, LLC.  The Company has made sales to Logan Outdoor Products in the amount of $3,221,923 and $4,784,324 for the three months ended March 31, 2013 and 2012, respectively. The accounts receivable due from Logan Outdoor Products are $1,440,181 and $245,122, at March 31, 2013 and December 31, 2012, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to Logan Outdoor Products.

The Company’s CEO and Interim CFO, , Joseph Lu, also owns a 50%  membership interest in CoSource USA, LLC (“CoSource”) and is also its managing member.  The Company has earned sales to CoSource in the amount of $1,272.8 and $33,056 for the three months ended March 31, 2013 and 2012, respectively. The accounts receivable due from CoSource was $69,224 and $37,129 at March 31, 2013 and December 31, 2012, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to CoSource.

Effective April 26, 2013, the Company’s wholly-owned subsidiary, Quality Bending & Fabrication, Inc., (“QBF”) entered into an Asset Acquisition Agreement with CoSource to acquire all of the latter’s assets.  The purchase price was $493,095.27.

On March 11, 2013 the Company entered in a related party note with the Company’s CEO, Joseph Lu, in the amount of $2 million. This allowed the Company to pay off the $1.6 million bank line-of-credit in full. The loan from Joseph Lu with accrued interest amounted to $2,006,904 as of March 31, 2013. The loan has a 6% annual interest rate, with no guarantee or collateral and due June 30, 2015.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2013 are as follows:

Year	Lease Payment
2013(9 months remaining)	$566,163
2014	723,696
2015	567,756
2016	567,756
2017	567,756
Thereafter	2,010,193
Total	$5,003,320

Note 8:  Contingencies

In February 2012, our subsidiary, Powin Renewable Energy Resources, Inc., an Oregon corporation (“Powin Energy”) was named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah ( February 8, 2012.) The complaint alleges, as to Powin Energy, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC (“GSG”).  Mr. Beaston is an employee of Powin Energy. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages. Effective April 15, 2013, the suit was settled pursuant to the terms of a Settlement Agreement and Mutual Release which was previously disclosed in a report on Form 8-K filed April 17, 2013.

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

A description of our operating segments as of March 31, 2013 and December 31, 2012, can be found below.

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

Realforce - Powin Joint Venture Company:

Effective January 1, 2012, the joint venture RealForce-Powin was merged by POWIN Corporation. In January 2012, the Company’s Board of Directors authorized the merge as it was determined to be in the best interest of the Company.

Note 10: Subsequent Events

Effective April 26, 2013, the Company’s wholly-owned subsidiary, Quality Bending & Fabrication, Inc., entered into an Asset Acquisition Agreement with CoSource USA LLC (“CoSource”) to acquire all of the latter’s assets.  The purchase price was $493,095.27. CoSource is an Oregon limited liability company of which Joseph Lu, the CEO of the Company, is the managing member.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on April 16, 2013, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Corporation and its wholly owned and majority-owned subsidiaries, unless the context otherwise specifically defines.

Overview

Powin Corporation has relationships with various manufacturers in China and Taiwan that manufacture a variety of products for the Company’s U.S. customers that they sell and distribute throughout the U.S. In addition, the Company owns an 85% interest in a manufacturing joint venture in Mexico. The Company’s customer base includes distributors in the transportation, medical, sports, camping, fitness, packaging and furniture industries.

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

Results of Operations

The following tables set forth key components of the Company’s results of operations (unaudited), for the three months ended March 31, 2013 and 2012, in dollars of sales revenue and its key segments of revenue.

Operating revenues and expenses of each of the Company’s segments are as follows:

	OEM	QBF	Mexico	Wooden	CPP	Energy	March 31, 2013 Consolidated
Sales	5,586,480	990,600	30,802	73,680	92,317	68,352	6,842,231
Cost of sales	4,989,033	797,814	15,805	-	86,966	32,552	5,922,170
Gross profit	597,447	192,786	14,997	73,680	5,351	35,800	920,061
Operating expense	594,896	141,500	126,185	81,688	68,128	573,405	1,585,802
Other income (expense)	(16,465)	10,715	(7,222)	-	-	-	(12,972)
Income (loss) before income tax	(13,914)	62,001	(118,410)	(8,008)	(62,777)	(537,605)	(678,713)
Income tax on consolidated loss	8,000						8,000
Consolidated net loss							(686,713)
Net loss attributable to non-controlling interest in subsidiary							(17,762)
Net loss attributable to Powin Corporation							(668,951)

	OEM	QBF	Mexico	Wooden	CPP	Energy	March 31, 2012 Consolidated
Sales	11,566,136	1,492,297	31,612	78,388	99,510	25,262	13,293,205
Cost of sales	10,560,345	1,597,270	140,948	-	76,468	19,585	12,394,616
Gross profit	1,005,791	(104,973)	(109,336)	78,388	23,042	5,677	898,589
Operating expense	802,549	36,474	33,262	100,376	99,726	168,436	1,240,823
Other income (expense)	(12,399)	26,058	(767)	-	-	-	12,892
Income (loss) before income tax	190,843	(115,389)	(143,365)	(21,988)	(76,684)	(162,759)	(329,341)
Income tax on consolidated income							-
Consolidated net loss							(329,341)
Net loss attributable to non-controlling interest in subsidiary							(21,505)
Net loss attributable to Powin Corporation							(307,836)

Consolidated net sales for the three months ended March 31, 2013, decreased approximately $6.5 million or 48.5% from the same period of 2012, was primarily due to the decreased sales of $6.0 million from OEM and decreased sales of $0.5 million from QBF. OEM’s sales decreased $6.0 million or 51.9% compared to the same period last year mainly because of the following reasons: 1) stopped sales to one of our largest customer since January 1, 2013 2) decreased sales to another large customer. The QBF subsidiary net sales decreased approximately $502 thousand or 33.6% due to decreased sales to a large customer caused by budget cut by this customer. The Company stopped or reduced sales to these companies because the gross profit margin of sales to these customers is not favorable to the Company. The Company wants to concentrate its resources to higher profit customers.

For the three months ended March 31, 2013 compared with the same period of 2012, consolidated cost of sales decreased approximately $6.5 million or 52.2% due to the decrease in consolidated net sales.

Consolidated gross profit increased from approximately $899 thousand for the three months ended March 31, 2012 to approximately $920 thousand for the three months ended March 31, 2013. The increase is mainly because gross profit for QBF and Mexico subsidiaries, combined, increased to positive $207 thousand for the three months ended March 31, 2013 from negative $214 thousand for the three months ended March 31, 2012, offset by decreased gross profit from Powin OEM of $408 thousand.

Consolidated gross margins increased from 6.8% for the three months ended March 31, 2012 to 13.4% for the three months ended March 31, 2013. The increase of gross profit margin is because of the change of product mix to include more higher margin products as an effort of Powin transitioning from low margin business to more proprietary or higher margin products and as a result of stopping or reducing sales to lower margin customers.

Consolidated operating expenses for the three months ended March 31, 2013, increased approximately $353 thousand dollars or 28.4%, from $1.2 million in the same period of 2012 to $1.6 million. The increase is primarily due to increased research and development expenses of $103 thousand and increased bad debt expenses for allowance and impairment cost of obsolete inventories of $159 thousand. The increased research and development is mainly because Powin Energy heavily invested in the future of renewable energy and energy storage systems and are working on proprietary as well as partnership products that are in the pipeline.

The following table is reflective of the changes in operating expenses in dollars and percent of change for the three months ended March 31, 2013 and 2012, respectively.

	March 31, 2013	March 31, 2012	Change	% Change
Salaries & Related	$698,611	$806,513	$(107,902)	(13.4)%
Advertising	10,404	15,892	(5,488)	(34.5)%
Professional Services	267,353	233,071	34,282	14.7%
All Other	609,434	185,346	424,088	228.8%
TOTAL	$1,585,802	$1,240,822	$344,980	27.8%

For the three months ended March 31, 2013, the Company had net loss of approximately $687 thousand, had cash flows used in operations of approximately $1,397 thousand, compared to net loss of approximately $329 thousand and negative cash flows from operations of approximately $504 thousand for the same period of 2012. Net loss increased primarily because operating expenses increased for reasons discussed above.

Liquidity and Capital Resources

The Company has financed its operations over the years principally through cash generated from operations and liquidity from available borrowings. Cash used in operating activities were approximately $1.40 million and $504 thousand for the three months ended 2013 and 2012, respectively. The increase of cash used in the operating activities is due to increased net loss from operation, less increase in accounts payable, and more decrease in payroll and other liabilities, offset partially by less collection of accounts receivable and less payments made to acquire inventories.

Cash used in investing activities was approximately $9.6 thousand during the three months ended March 31, 2013 as compared to $255 thousand used in the investing activities for the three months ended March 31, 2012. The decrease of cash used in investing activities is because in the three months ended March 31, 2012 more cash were used to replace and add office and manufacturing equipment.

Cash provided from financing activities during the three months ended March 31, 2013 was $2.37 million compared to cash used in financing activities of $25 thousand. The increase of cash provided from financing activities is mainly due to net increased borrowings of notes payable, offset by $1.6 million payment of borrowing during the quarter ended March 31, 2013.

The ratio of current assets to current liabilities is 2.79 at March 31, 2013 compared to 1.50 at December 31, 2012.  Quick liquidity (current assets less inventory divided by current liabilities) was 2.15 at March 31, 2013 compared to 1.00 at December 31, 2012.  At March 31, 2013, the Company had working capital of approximately $5.89 million compared with working capital at December 31, 2012 of approximately $2.52 million. Trade accounts receivables at March 31, 2013 had 44 days average collection period compared to 36 days at December 31, 2012.

In March 2011, the Company signed a new banking facility with Key Bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013. The new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment. The new line-of-credit is indexed to the prime rate less three-fourths of a point.  The Company’s operating line-of-credit outstanding balances as of March 31, 2013 and December 31, 2012 were $0 and $1,600,000, respectively. During March 2013, the Company repaid all outstanding balances under this line.

The Company’s operating line-of-credit was subject to negative and standard financial covenants.  The negative covenants restricted the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrowing money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consisted of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of March 31, 2013 the Company was no longer in compliance with all covenants compared to being in compliance with all covenants as of December 31, 2012.

In June 2011, the Company entered into a five-year equipment note payable with Key Bank, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016. The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable were used to upgrade old outdated equipment and add new state-of-the-art metal manufacturing equipment to the Company’s QBF and Mexico segments.  At March 31, 2013 and December 31, 2012, the Company’s equipment note payable balance was $350,000 and $375,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

On December 18, 2012, the Company signed a new loan with Sterling Bank for four-year $163,000 with a maturity date of January 1, 2017 and the loan is not personally guaranteed by any board member or stockholder but is secured by all inventory, receivables and equipment. Further, the interest is calculated using interest rate of 3.25%. The Company outstanding loan balance as of March 31, 2013 and December 31, 2012 was $153,606 and $163,000, respectively.

On March 15, 2013, the Company entered a new $2.0 million line-of-credit with 3U, a supplier of Powin, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements. The balance of the loan including accrued interest as of March 31, 2012 was $2,001,973.

On March 11, 2013 the Company entered in a related party note with the CEO, Joseph Lu, in the amount of $2 million. This allowed Powin to pay off the $1.6 million bank line-of-credit in full. The loan from Joseph Lu including accrued interest amounted to $2,006,904 as of March 31, 2013. The loan has a 6% annual interest rate, with no guarantee or collateral and due June 30, 2015.

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

The Company’s management believes the current cash and cash flow from operations, including its notes payable, will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future.  However, the Company may require additional cash resources due to changing business conditions or to take advantage of other future developments, which may require the Company to seek additional cash by selling additional equity securities or debt securities.  The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2012, our subsidiary, Powin Renewable Energy Resources, Inc., an Oregon corporation (“Powin Energy”) was named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah ( February 8, 2012.) The complaint alleges, as to Powin Energy, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC (“GSG”).  Mr. Beaston is an employee of Powin Energy. Damages are sought in the amount of $30 million with a prayer for injunctive relief and leave to seek punitive damages. Effective April 15, 2013, the suit was settled pursuant to the terms of a Settlement Agreement and Mutual Release which was previously disclosed in a report on Form 8-K filed April 17, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In March 2013, we issued a total of 20,000 shares of Common Stock to our four directors for their services on the Board of Director. Each director received 5,000 shares of Common Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the three-month period ended March 31, 2013.

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

May 15, 2013

By /s/ Joseph Lu
Joseph Lu
Chief Executive Officer
and Interim Chief Financial Office
(Principal Executive Officer and Principal Financial Officer)

By /s/ Jingshuang Liu
Jingshuang Liu
President and Director