Form 10-Q
period 2013-06-30
POWIN CORP
filed 2013-08-14
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2013, there were 162,267,546 shares of Common Stock, $0.001 par value, outstanding and 7,178shares of Preferred Stock, $100 par value, outstanding.

POWIN CORPORATION
Index

PART I.         FINANCIAL INFORMATION

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
ASSETS	June 30, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash	$1,450,820	$1,220,014
Trade accounts receivable, net	3,455,526	2,650,756
Other receivables	376,101	597,440
Inventory, net	2,354,388	2,194,208
Prepaid expenses	332,468	286,156
Deposits	67,329	78,999

Total current assets	8,036,632	7,027,573

Intangible assets, net	111,027	23,289
Property and equipment, net	2,246,408	2,316,883

TOTAL ASSETS	$10,394,067	$9,367,745

LIABILITIES ANDSTOCKHOLDERS' EQUITY

Current Liabilities
Lines of credit	$-	$1,600,000
Trade accounts payable	3,016,468	2,295,006
Accrued payroll and other accrued liabilities	422,882	472,221
Shares to be issued	7,000	-
Notes Payable and Accrued Interest -Current Portion	139,343	138,605

Total current liabilities	3,585,693	4,505,832

Long-Term Liabilities
Notes Payable and Accrued Interest-Less current portion	4,401,545	399,395
Total liabilities	7,987,238	4,905,227

Preferred stock, $100 par value, 25,000,000 shares
Authorized; 7,178 and 7,178 shares issued and outstanding, respectively	717,800	717,800
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 162,267,546 and 162,247,546 shares issued and outstanding, respectively	162,268	162,248
Additional paid-in capital	10,190,492	9,893,667
Accumulated other comprehensive loss	(22,194)	(21,566)
Accumulated (deficit)	(8,346,089)	(6,046,277)
Total Powin Shareholders' Equity	2,702,277	4,705,872
Non-controlling interests	(295,448)	(243,354)
Total equity	2,406,829	4,462,518

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,394,067	$9,367,745

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Sales- Net	$4,654,780	$13,515,205	$11,497,011	$26,808,410

Cost of Sales	4,369,805	12,653,017	10,291,975	25,047,633

Gross Profit	284,975	862,188	1,205,036	1,760,777

Operating Expenses	1,575,425	1,488,736	3,161,227	2,729,558

Operating Loss	(1,290,450)	(626,548)	(1,956,191)	(968,781)

Other Income (Expense)
Other Income	35,902	6,975	51,896	38,533
Interest Income (Expense)– Net	21,527	(4,332)	-	(7,931)
Gain on Sales of Assets	-	15,067	-	-
Miscellaneous Expenses	(424,062)	(25,734)	(431,501)	(25,734)

Total Other Income (Expense)	(366,633)	(8,024)	(379,605)	4,868

Loss Before Income Taxes	(1,657,083)	(634,572)	(2,335,796)	(963,913)

Income Taxes	8,000	-	16,000	-

Net Loss	(1,665,083)	(634,572)	(2,351,796)	(963,913)
Net loss attributable to non-controlling interest in subsidiaries	(34,222)	(21,819)	(51,984)	(43,324)
Net loss attributable to Powin Corporation	$(1,630,861)	$(612,753)	$(2,299,812)	$(920,589)

Loss per Share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares
Basic	162,172,546	162,192,538	162,172,546	162,182,538
Diluted	162,172,546	162,192,538	162,172,546	162,182,538

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three-months ended June 30,		For the six- months ended June 30,
	2013	2012	2013	2012

Net loss	$(1,665,083)	$(634,572)	$(2,351,796)	$(963,913)

Other Comprehensive income (loss)
Foreign currency translation adjustment	(408)	(55,948)	(738)	(34,311)

Comprehensive loss	(1,665,491)	(690,520)	(2,352,534)	(998,224)

Comprehensive loss attributable to non-controlling interest in subsidiaries	(34,284)	(30,211)	(52,094)	(48,470)

Comprehensive loss attributable to Powin Corporation	$(1,631,207)	$(660,309)	$(2,300,440)	$(949,754)

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six-months ended June 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(2,299,812)	$(920,589)
Adjustments to reconcile net income to net cash
Provided by (used) in operating activities
Net loss attributable to non-controlling interest in subsidiary	(51,984)	(43,324)
Depreciation and amortization	82,519	199,384
Stock option compensation	46,800	61,104
Warrants expenses	244,845	-
Provision for obsolete inventory	206,603	88,000
Share based compensation	5,200	20,600
Provision for doubtful accounts receivable	70,881	-
Provision for doubtful Other receivable	8,354	-
Changes in operating assets and liabilities
Trade accounts receivable	(875,651)	(2,159,311)
Other receivables	212,985	(81,469)
Inventories	(366,783)	220,958
Prepaid expenses	(46,312)	(13,688)
Deposits	11,670	(8,593)
Trade accounts payable	721,462	872,295
Accrued payroll and other liabilities	(49,339)	280,575
Shares to be issued	7,000	-

Net cash used in operating activities	(2,071,562)	(1,484,058)

INVESTING ACTIVITIES
Acquisition of intangible assets	(99,782)	(24,485)
Capital expenditures	-	(455,855)
Total cash flows used in investing activities	(99,782)	(480,340)

FINANCING ACTIVITIES
Proceeds from notes payable and accrued interest	4,068,712	-
Payment on notes payable and accrued interest	(65,824)	-
Proceeds from line of credit	325,000	800,000
Payment on line of credit	(1,925,000)	(50,000)

Net cash flows provided by financing activities	2,402,888	750,000
Impact of foreign exchange on cash	(738)	(59,808)
Net increase (decrease) in cash	230,806	(1,274,206)

Cash at beginning of period	1,220,014	2,875,298

Cash at end of period	$1,450,820	$1,601,092

SUPPLEMENTAL DISCLOSUREOF CASH FLOW INFORMATION
Interest paid	$17,878	$7,931

Income taxes paid	$16,000	$12,500

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business and History

Powin Corporation (the “Company” and / or “Powin”) has relationships with various manufacturers in China that manufacture a variety of products for distribution in the United States of America.  The Company’s client base includes distributors in the transportation, medical, sports, camping, fitness, and packaging and furniture industries.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Net assets of foreign operations accounted for less than one percent of total net assets as of June 30, 2013 and December 31, 2012.

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

In February 2011, the Company entered into a joint venture, in Saltillo Coahuila, Mexico, POWIN Industries CA de CV (“Mexico”), whereby POWIN will hold an 85% controlling interest in the joint venture, which will manufacture Freightliner Truck parts and components to supplement Powin Manufacturing’s and POWIN’s China metal manufactured products. All products will be sold in Mexico and North America. The Company contributed equipment and paid expenses and liabilities on behalf of the joint venture totaling approximately $1.7 million.

In January 2012, the joint venture RealForce-Powin was merged with Powin Energy by Powin Corporation. In January 2012, the Company’s Board of Directors authorized the merger as it was determined to be in the best interest of the Company.

In January 2012, the board of directors approved to consolidate and merge the operations of MACO Furniture and Gladiator formerly separate segments, into Channel Partner Program (“CPP”), another one of the Company’s wholly-owned subsidiaries.

Effective April 26, 2013, the Registrant’s wholly-owned subsidiary, Quality Bending & Fabrication, Inc., (“QBF”) entered into an Asset Acquisition Agreement with CoSource USA LLC (“CoSource”) to acquire all of the latter’s assets.  The purchase price was $493,095. $339,181 of other expenses was booked in relation to this acquisition. CoSource is an Oregon limited liability company of which Joseph Lu, the CEO of the Registrant, is the managing member. QBF acquired the assets of CoSource in order to provide products and services to the former customers of CoSource upon the latter’s cessation of business. In June 2013, QBF changed its name to Powin Manufacturing Inc. (“PM”).

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2013, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Powin Manufacturing, LLC (“PM”), Powin Wooden Product Service, Inc.,(“Wooden”), Channel Partner Program (“CPP”), Powin Energy, Inc., and majority owned (85%) joint venture, Powin Industries  SA de CV (“Mexico”). All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Going Concern

The Company sustained operating losses during the three and six months ended June 30, 2013 and 2012 and incurred negative cash flows from operations in 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is a business-to-business (“B2B”) distributor of various consumer goods and equipment in the renewable energy space as well as a manufacturer and supplier of parts used in the assembly of heavy equipment such as large tractor-trailer trucks.  The Company took on some additional risk since the latter half of 2012 through transitioning from business-to-business to manufacturing their own brand and testing the market for certain products. During 2013, the Company has experienced declining net sales and increased operating expenses, which resulted in a consolidated net loss of $2,351,796 for the six months ended June 30, 2013 compared to a consolidated net loss of $963,913 for the same period of last year. In addition, consolidated net cash used in operating activities increased from $1,484,058 for the six months ended June 30, 2012 to $2,071,562 for the six months ended June 30, 2013.  Management’s plans in addressing these operational issues are to seek new growth in higher margin sales and improve direct costs of manufacturing through better management of work flows and inventory management to minimize direct costs. As a result of the management’s plan, the Company has improved the gross profit margin from 6.6% for the six months ended June 30, 2012 to 10.5% for the six months ended June 30, 2013. Management plans for 2013 are to generate more cash from operating activities. If the operation can not provide sufficient cash flow, the Company may have to reduce its operating expenses and to seek additional funding through additional debt and/or equity offerings.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of six months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Bad debt expense for the six months ended June 30, 2013 and 2012 were $70,881 and $0, respectively .The Company has an allowance for doubtful accounts of $683,989and $613,108 as of June 30, 2013 and December 31, 2012.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. The following table represents the Company’s inventories at each of the indicated balance sheet dates. For the six months ended June 30, 2013 and 2012, the Company recorded a provision for inventory obsolescence of $206,603 and $88,000, respectively, which is included in cost of sales.

	June 30, 2013	December 31, 2012
Raw Materials	$364,271	$271,650
Work in Progress	1,906	54,897
Finished Goods	2,436,018	2,108,865
Reserve for slow moving and obsolete inventory	(447,807)	(241,204)
Inventories, Net	$2,354,388	$2,194,208

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

Impairment of Long-Lived and Intangible Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset.  If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on discounted cash flows, or external appraisals, as applicable.  The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Considerable management judgment is necessary to estimate the fair value of the Company’s long lived assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company determined that the long-lived assets included in the consolidated balance sheets were not impaired.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the three months ended June 30, 2013 and 2012, the amount charged to advertising expense was $14,721 and $13,440, respectively.For the six months ended June 30, 2013 and 2012, the amount charged to advertising expense was $25,125 and $29,332, respectively.

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

Foreign Currency Translation

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which the Company holds an 85% majority interest at June 30, 2013. The functional currency is the Mexican Peso.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-period rates while income and expenses are translated at the average of the beginning and end of period rates. The Mexico Peso Balance Sheet foreign currency exchange rate at June 30, 2013 was 13.02% and the income statement average beginning and ending rate was 12.56%. For the three months ended June 30, 2013 and 2012, translation losses amounted to $(408) and $(55,948), respectively and are shown as a separate component of comprehensive income and stockholders’ equity as accumulated other comprehensive income.For the six months ended June 30, 2013 and 2012, translation losses amounted to $(738) and $(34,311), respectively and are shown as a separate component of comprehensive income and stockholders’ equity as accumulated other comprehensive income.

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

Recently Issued Accounting Pronouncements – Not Adopted

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our condensed consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our condensed consolidated financial statements.

Note 3:  Customer and Supplier Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from a small number of customers. For the six months ended June 30, 2013 and 2012, sales to the Company’s three largest customers accounted for 64% and 68% of net sales, respectively. No other customers accounted for more than ten percent of total net sales for the six months ended June 30, 2013 and 2012. At June 30, 2013, the same three customers accounted for 57% or $2,027,715 of the Company’s trade receivables. At December 31, 2012, these same three customers accounted for 43% or $2,659,400 of the Company’s trade receivables. Management does not normally require collateral for trade accounts receivable. Logan Outdoor Products is a Company that is determined to be a related party with Powin Corporation as it has common ownership with the Company’s CEO and President.  Amounts outstanding in accounts receivable due from Logan Outdoor Products as of June 30, 2013 and December 31, 2012 were $1,021,406 and $245,122, respectively.  Please see Note 7 –Related Party Transactions for further information.

The Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 59%, or $6,037,723 of total purchases during the six months ended June 30, 2013.  The same three vendors accounted for approximately 47%, or approximately $12 million of total purchases during the six months ended June 30, 2012. As of June 30, 2013 and 2012, the Company owed these vendors in a total amount of $1,877,727 and $6,140,692, respectively.

Note 4: Notes Payable

In March 2011, the Company signed a new banking facility with Key Bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013. The new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment. The new line-of-credit is indexed to the prime rate less three-fourths of a point.  The Company’s operating line-of-credit outstanding balances as of June 30, 2013 and December 31, 2012 were $0 and $1,600,000, respectively. As of March 2013, the Company had repaid all outstanding balances under this line.

The Company’s operating line-of-credit was subject to negative and standard financial covenants.  The negative covenants restricted the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrowing money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consisted of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of June 30, 2013, the Company has paid in full for line of credit and the line of credit is closed.

In June 2011, the Company entered into a five-year equipment note payable with Key Bank, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016. The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable were used to upgrade old outdated equipment and add new state-of-the-art metal manufacturing equipment to the Company’s PM and Mexico segments.  At June 30, 2013 and December 31, 2012, the Company’s equipment note payable balance was $325,000 and $375,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

On December 18, 2012, the Company signed a new loan with Sterling Bank for $163,000 with a maturity date of January 1, 2017 and is secured by all inventory, receivables and equipment. The interest rate is 3.25%. The Company’s outstanding loan balance as of June 30, 2013 and December 31, 2012 was $147,176 and $163,000, respectively.

On March 15, 2013, the Company entered into a new $2.0 million line-of-credit with 3U, a supplier of Powin, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements. The balance of the loan, including accrued interest, as of June 30, 2013 was $2,031,890.

On March 11, 2013, the Company entered into a related party note with the CEO, Joseph Lu, in the amount of $2 million. This allowed Powin to pay off the $1.6 million bank line-of-credit in full. The loan from Joseph Lu, including accrued interest, amounted to $2,036,822 as of June 30, 2013. The unsecured loan has a 6% annual interest rate is due June 30, 2015.

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

The stock option expense included in general and administrative expense for the three months ended June 30, 2013 and 2012 are $23,400 and $23,400, respectively. The stock option expense included in general and administrative expense for the six months ended June 30, 2013 and 2012 are $46,800 and $61,104, respectively.ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

There were no stock options granted in the six months ended June 30, 2013.

On June 28, 2013, the Company’s board approved the Company to grant a total of 1,680,000 shares of stock options to its employees as incentive compensation. The option has an exercise price of $0.35, expires in 10 years and with 20% to be vested on award and 20% to be vested on each anniversary for 4 years.

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

The following assumptions were used to determine the fair value of the options at date of original issuance on June 15, 2011:

Dividend yield	0
Expected volatility	86.8%
Risk-free interest rate	1.6%
Term in years	6.9
Forfeiture rate	45.3%

A summary of option activity as is presented below:

	Options	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,090,000	1.02	6.92	844,578
Options exercised	-	-	-	-
Options forfeited or expired	(350,000)	-	-	(271,195)
Outstanding at December 31, 2012	740,000	1.02	5.37	573,383
Options exercised	-	-	-	-
Options forfeited or expired	(80,000)	-	-	(61,987)
Outstanding at June 30, 2013	660,000	$1.02	4.87	$511,396

Note 6:  Capital Stock And Warrants

It should be noted that the conversion rate for 1 preferred share is 200 shares of Powin Corporation common stock.

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

In June 2013, the Company approved issuance of 20,000 common shares to its Board of Directors for their services on the board, with an expense of $7,000 to the Company booked in June 2013. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued. The shares were issued in July 2013.

In June 2013, the Company declared preferred stock dividends. The dividends were issued in July 2013.The Company accrued a total of 441 dividends in preferred shares and booked $44,100 increase in Preferred stock in July 2013.

Effective March 27, 2013, the Company extended both the series “A” and series “B” warrants expiration dates from March 31, 2013 to June 30, 2013.

Effective April 15, 2013, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) to settle the previously disclosed action entitled Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc. Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah ( February 8, 2012).

Pursuant to the Settlement Agreement, (i)the parties signed mutual releases; (ii) Global Storage Group, LLC,; Harvey Weiss; Sam Leven; and Virgil Beaston assigned to the Company all right, title and interest in the invention known as “Electrical Energy Storage Unit and Control System and Applications Thereof” for which a PCT application for patent was filed on March 5, 2011, also known as PCT Application No. PCT/CN2011/071548; and (iii) the Company paid the sum of $60,000 to Global Storage Group, LLC and $30,000 to Virgil Beaston.

In addition, the Company issued (i) a Warrant to Purchase Common Stock to Global Storage Group, LLC for 700,000 shares of the Company’s common stock at an exercise price of $2.50; and (ii) a Warrant to Purchase Common Stock to Virgil L. Beaston for 300,000 shares of the Company’s common Stock at an exercise price of $2.50. The exercise period of each Warrant is 60 months from the date of issuance. The Company booked $244,845 as warrants expenses in general and administrative expenses for the three and six months ended June 30, 2013.

The following assumptions were used to determine the fair value of the options at date of original issuance on April 15, 2013:

Dividend yield	0
Expected volatility	160.7%
Risk-free interest rate	1.6%
Term in years	5.0
Forfeiture rate	0.0%

A summary of warrants activity as is presented below:

	Warrants	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	-	$-	-	$-
Warrants granted	1,000,000	2.50	4.79	2,240,000
Warrants exercised	-	-	-	-
Warrants forfeited or expired	-	-	-	-
Outstanding at June 30, 2013	1,000,000	$2.50	4.79	$2,240,000

Note 7:  Related Party Transactions

The facility rented by the PM segment is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC. On June 1, 2011, the Company entered into a 122 month lease for its current facility, which is owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC., and moved all the operating segments of OEM, Maco, Wooden, CPP, and Energy into the one facility. Rent expenses amounted to $188,721 and $115,823 for the three months ended June 30, 2013 and 2012, respectively. Rent expenses amounted to $377,442 and $304,644 for the six months ended June 30, 2013 and 2012, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2013 are as follows:

Year	Lease Payment
2013(6 months remaining)	$377,442
2014	723,696
2015	567,756
2016	567,756
2017	567,756
Thereafter	2,010,193
Total	$4,814,599

On March 11, 2013 the Company entered in a related party note with the Company’s CEO, Joseph Lu, in the amount of $2 million. This allowed the Company to pay off the $1.6 million bank line-of-credit in full. The loan from Joseph Lu with accrued interest amounted to $2,036,822 as of June 30, 2013. The loan has a 6% annual interest rate, with no guarantee or collateral and due June 30, 2015.

The Company’s CEO, Joseph Lu, previously owned 45% of Logan Outdoor Products, LLC.  Mr. Lu’s interest in Logan Outdoor Products was sold in March 2013 and as such is no longer considered a related party. The Company has made sales to Logan Outdoor Products in the amount of $3,221,923and $4,540,899 for the three months ended June 30, 2013 and 2012, respectively. The Company has made sales to Logan Outdoor Products in the amount of $3,977,854 and $9,325,223 for the six months ended June 30, 2013 and 2012, respectively. The accounts receivable due from Logan Outdoor Products are $1,021,406 and $245,122, at June 30, 2013 and December 31, 2012, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to Logan Outdoor Products.

The Company’s CEO, Joseph Lu, also owned a 50% membership interest in CoSource USA, LLC (“CoSource”) and was its managing member.  Effective April 26, 2013, the Company’s wholly-owned subsidiary, Powin Manufacturing entered into an Asset Acquisition Agreement with CoSource to acquire all of the latter’s assets.  The purchase price was $493,095. $339,181 of other expenses was booked in relation to this acquisition. The Company made no sales to CoSource for the three months ended June 30, 2013 and 2012. Sales to CoSource, prior to acquisition, were $0 and $33,056 for the six months ended June 30, 2013 and 2012, respectively. The accounts receivable due from CoSource was $2,094 and $37,129 at June 30, 2013 and December 31, 2012, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to CoSource.

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

Note 8:  Contingencies

On March 13, 2013, Yang Ming Marine Transport Corporation filed a lawsuit in Washington County Circuit Court (Case No. C131895CV) for $20,000 in connection with an alleged breach by Powin Corporation of a liquidated damages clause in a shipping contract.Powin Corporation has obtained an indefinite time to answer the complaint to investigate the possible resolution of the dispute.

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

A description of our operating segments as of June 30, 2013 and December 31, 2012, can be found below.

Powin OEM:

All products are sold in North America and include steel gun safes; outdoor cooking equipment; including dutch camping ovens and frying skillets; trampolines; plastic products; small electronic appliances, as well as products to assist Senior citizens. Powin OEM also offers logistic services and a qualified engineer team to support and provide in-house design.

PM:

All products are sold in North America and include truck, auto parts, pumps and valves, machinery parts, pulleys and flywheels, pedestals and frames, cylinders and pistons, cranks and crank cases, series cast iron made classical vee-pulleys and taper bushed, vee-pulleys, sprockets and gears, timing wheels, flat belt wheels and roller wheels, cast iron flywheels (dynamic balanced or static balanced), cast iron  hand made wheels, bearing blocks, flexible couplings, brake rotors & drums, tie rods and rail wheels, ductile iron cranks, cast iron crank cases, cast iron cylinders and cylinder hubs. PM also provides services for welding, precise machining, forming and stamping, cutting, and bending.

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

Powin Energy:

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

 Powin Industries SA de CV (Mexico):

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

Note 10: Subsequent Events

In June 2013, the Company approved issuance of 20,000 common shares to its Board of Directors for their services on the board, with an expense of $7,000 to the Company booked in June 2013. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued. The shares were issued in July 2013.

In June 2013, the Company declared preferred stock dividends. The dividends were issued in July 2013.The Company accrued a total of 441 dividends in preferred shares and booked $44,100 increase in Preferred stock in July 2013.

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

Results of Operations

Comparison of three months ended June 30, 2013 and June 30, 2012

The following tables set forth key components of the Company’s results of operations (unaudited), for thethree months ended June 30, 2013 and 2012, in dollars of sales revenue and its key segments of revenue.

Operating revenues and expenses of each of the Company’s segments are as follows:

For the three-months ended June 30, 2013and 2012

	OEM	PM	Mexico	Wooden	CPP	Energy	June 30, 2013 Consolidated
Sales	$3,185,694	1,226,421	17,080	70,717	69,294	85,574	4,654,780
Cost of sales	2,878,639	1,160,592	9,233	-	8,865	312,476	4,369,805
Gross profit	307,055	65,829	7,847	70,717	60,429	(226,902)	284,975
Operating expense	423,560	197,665	235,984	97,478	166,324	454,414	1,575,425
Other income (expense)	(55,470)	(314,881)	(13)	-	-	3,731	(366,633)
Income (loss) before income tax	(171,975)	(446,717)	(228,150)	(26,761)	(105,895)	(677,585)	(1,657,083)
Income tax on consolidated loss	8,000						8,000
Consolidated net loss							(1,665,083)
Net loss attributable to non-controlling interest in subsidiary							(34,222)
Net loss attributable to Powin Corporation							(1,630,861)

	OEM	PM	Mexico	Wooden	CPP	Energy	June 30, 2012 Consolidated
Sales	$11,286,968	1,858,391	23,624	101,168	200,094	44,960	13,515,205
Cost of sales	10,336,477	1,958,007	145,503	-	175,198	37,832	12,653,017
Gross profit	950,491	(99,616)	(121,879)	101,168	24,896	7,128	862,188
Operating expense	658,366	290,602	22,953	114,294	141,574	260,947	1,488,736
Other income (expense)	(16,251)	8,859	(632)	-	-	-	(8,024)
Income (loss) before income tax	275,874	(381,359)	(145,464)	(13,126)	(116,678)	(253,819)	(634,572)
Income tax on consolidated income							-
Consolidated net loss							(634,572)
Net loss attributable to non-controlling interest in subsidiary							(21,819)
Net loss attributable to Powin Corporation							(612,753)

Consolidated net sales for the three months ended June 30, 2013, decreased approximately $8.9 million or 65.6% from the same period of 2012, was primarily due to the decreased sales of $8.1 million from OEM and decreased sales of $0.6 million from PM. OEM’s sales decreased $8.1 million or 71.8% compared to the same period last year mainly because we stopped sales to one of our largest customer since January 1, 2013. The PMsubsidiary net sales decreased approximately $632 thousand or 34.0% due to decreased sales to a large customer caused by budget cut by this customer. The Company stopped or reduced sales to these companies because the gross profit margin of sales to these customers is not favorable to the Company. The Company wants to concentrate its resources to higher profit customers.

For the three months ended June 30, 2013 compared with the same period of 2012, consolidated cost of sales decreased approximately $8.3 million or 65.5% due to the decrease in consolidated net sales.

Consolidated gross profit decreased from approximately $862 thousand for the three months ended June 30, 2012 to approximately $285 thousand for the three months ended June 30, 2013. The decrease is mainly because gross profit for PM, Mexico and CPP subsidiaries, combined, increased to $134 thousand for the three months ended June 30, 2013 from negative $197 thousand for the three months ended June 30, 2012, offset by decreased gross profit from Powin OEM, Wooden and Powin Energy subsidiaries, combined, decreased to $151 thousand for the three months ended June 30, 2013 from $1,059 thousand for the three months ended June 30, 2012,

Consolidated gross margins decreased from 6.4% for the three months ended June 30, 2012 to 6.1% for the three months ended June 30, 2013. The decrease of gross profit margin is because of the change of product mix to include higher margin products as an effort of Powin transitioning from low margin business to more proprietary or higher margin products and as a result of stopping or reducing sales to lower margin customers.

Consolidated operating expenses for the three months ended June 30, 2013, increased approximately $87 thousand dollars or 5.8%, from $1.5 million in the same period of 2012 to $1.6 million. The increase is primarily due to increased research and development expenses of $113 thousand. The increased research and development is mainly because Powin Energy heavily invested in the future of renewable energy and energy storage systems and is working on proprietary as well as partnership products that are in the pipeline.

The following table is reflective of the changes in operating expenses in dollars and percent of change for the three months ended June 30, 2013 and 2012, respectively.

	June 30, 2013	June 30, 2012	Change	% Change
Salaries & Related	$691,284	$824,167	$(132,883)	(16.1)%
Advertising	14,721	13,440	1,281	9.5%
Professional Services	282,898	271,736	11,162	4.1%
All Other	586,522	379,393	207,129	54.6%
TOTAL	$1,575,425	$1,488,736	$86,689	5.8%

For the three months ended June 30, 2013, the Company had net loss of approximately $1,631 thousand, had cash flows used in operations of approximately $675thousand, compared to net loss of approximately $613 thousand and negative cash flows from operations of approximately $980 thousand for the same period of 2012. Net loss increased primarily because operating expenses increased for reasons discussed above.

Comparison of six months ended June 30, 2013 and June 30, 2012

The following tables set forth key components of the Company’s results of operations (unaudited), for thesix months ended June 30, 2013 and 2012, in dollars of sales revenue and its key segments of revenue.

Operating revenues and expenses of each of the Company’s segments are as follows:

For the six-months ended June 30, 2013and 2012

	OEM	PM	Mexico	Wooden	CPP	Energy	June 30, 2013 Consolidated
Sales	$8,772,174	2,217,021	47,882	144,397	161,611	153,926	11,497,011
Cost of sales	7,867,672	1,958,406	25,038	-	95,831	345,028	10,291,975
Gross profit	904,502	258,615	22,844	144,397	65,780	(191,102)	1,205,036
Operating expense	1,018,456	339,165	362,169	179,166	234,452	1,027,819	3,161,227
Other income (expense)	(71,935)	(304,166)	(7,235)	-	-	3,731	(379,605)
Income (loss) before income tax	(185,889)	(384,716)	(346,560)	(34,769)	(168,672)	(1,215,190)	(2,335,796)
Income tax on consolidated loss	16,000						16,000
Consolidated net loss							(2,351,796)
Net loss attributable to non-controlling interest in subsidiary							(51,984)
Net loss attributable to Powin Corporation							(2,299,812)

	OEM	PM	Mexico	Wooden	CPP	Energy	June 30, 2012 Consolidated
Sales	$22,853,104	3,350,689	55,236	179,556	299,604	70,221	26,808,410
Cost of sales	20,896,822	3,555,279	286,451	-	251,666	57,415	25,047,633
Gross profit	1,956,282	(204,590)	(231,215)	179,556	47,938	12,806	1,760,777
Operating expense	1,460,915	327,075	56,215	214,670	241,300	429,383	2,729,558
Other income (expense)	(28,650)	34,917	(1,399)	-	-	-	4,868
Income (loss) before income tax	466,717	(496,748)	(288,829)	(35,114)	(193,362)	(416,577)	(963,913)
Income tax on consolidated income							-
Consolidated net income							(963,913)
Net loss attributable to non-controlling interest in subsidiary							(43,324)
Net loss attributable to Powin Corporation							(920,589)

Consolidated net sales for the six months ended June 30, 2013, decreased approximately $15.3 million or 57.1% from the same period of 2012, was primarily due to the decreased sales of $14.1 million from OEM and decreased sales of $1.1 million from PM. OEM’s sales decreased $14.1 million or 61.6% compared to the same period last year mainly because of the following reasons: 1) stopped sales to one of our largest customer since January 1, 2013 2) decreased sales to other large customers since January 1, 2013. The PM subsidiary net sales decreased approximately $1.1 million or 33.8% due to decreased sales to a large customer caused by budget cut by this customer. The Company stopped or reduced sales to these companies because the gross profit margin of sales to these customers is not favorable to the Company. The Company wants to concentrate its resources to higher profit customers.

For the six months ended June 30, 2013 compared with the same period of 2012, consolidated cost of sales decreased approximately $14.8 million or 58.9% due to the decrease in consolidated net sales.

Consolidated gross profit decreased from approximately $1,761 thousand for the six months ended June 30, 2012 to approximately $1,205 thousand for the six months ended June 30, 2013. The decrease is mainly because gross profit for PM, Mexico and CPP subsidiaries, combined, increased to $347 thousand for the three months ended June 30, 2013 from negative $388 thousand for the three months ended June 30, 2012, offset by decreased gross profit from Powin OEM, Wooden and Powin Energy subsidiaries, combined, decreased to $713 thousand for the three months ended June 30, 2013 from $2,149 thousand for the three months ended June 30, 2012,

Consolidated gross margins increased from 6.6% for the six months ended June 30, 2012 to 10.5% for the six months ended June 30, 2013. The increase of gross profit margin is because of the change of product mix to include higher margin products as an effort of Powin transitioning from low margin business to more proprietary or higher margin products and as a result of stopping or reducing sales to lower margin customers.

Consolidated operating expenses for the six months ended June 30, 2013, increased approximately $432thousand dollars or 15.8%, from $2.7 million in the same period of 2012 to $3.2 million. The increase is primarily due to increased research and development expenses of $216 thousand and increased bad debt expenses for allowance and impairment cost of obsolete inventories of $207 thousand. The increased research and development is mainly because Powin Energy heavily invested in the future of renewable energy and energy storage systems and are working on proprietary as well as partnership products that are in the pipeline.

The following table is reflective of the changes in operating expenses in dollars and percent of change for the six months ended June 30, 2013 and 2012, respectively.

	June 30, 2013	June 30, 2012	Change	% Change
Salaries & Related	$1,389,895	$1,630,680	$(240,785)	(14.8)%
Advertising	25,125	29,332	(4,207)	(14.3)%
Professional Services	550,251	504,807	45,444	9.0%
All Other	1,195,956	564,739	631,217	111.85%
TOTAL	$3,161,227	$2,729,558	$431,669	15.8%

For the six months ended June 30, 2013, the Company had net loss of approximately $2,300 thousand, had cash flows used in operations of approximately $2,072 thousand, compared to net loss of approximately $921thousand and negative cash flows from operations of approximately $1,484 thousand for the same period of 2012. Net loss increased primarily because operating expenses increased for reasons discussed above.

Liquidity and Capital Resources

The Company has financed its operations over the years principally through cash generated from operations and liquidity from available borrowings. Cash used in operating activities were approximately $2,072 thousand and $1,484 thousand for the six months ended 2013 and 2012, respectively. The increase of cash used in the operating activities is due to increased net loss from operation, less increase in accounts payable, less increase in payroll and other liabilities, and more payments made to acquire inventories, offset partially by less collection of accounts receivable.

Cash used in investing activities was approximately $100 thousand during the six months ended June 30, 2013 as compared to $480 thousand used in the investing activities for the six months ended June 30, 2012. The decrease of cash used in investing activities is because in the six months ended June 30, 2012 more cash were used to replace and add office and manufacturing equipment.

Cash provided from financing activities during the six months ended June 30, 2013 was $2.40 million compared to cash used in financing activities of $750 thousand. The increase of cash provided from financing activities is mainly due to net increased borrowings of notes payable, offset by $1.6 million payment of borrowing during the six months ended June 30, 2013.

The ratio of current assets to current liabilities is 2.24 at June 30, 2013 compared to 1.50 at December 31, 2012. Quick liquidity (current assets less inventory divided by current liabilities) was 1.58 at June 30, 2013 compared to 1.00 at December 31, 2012.  At June 30, 2013, the Company had working capital of approximately $4.45 million compared with working capital at December 31, 2012 of approximately $2.52 million. Trade accounts receivables at June 30, 2013 had 48 days average collection period compared to 36 days at December 31, 2012.

In March 2011, the Company signed a new banking facility with Key Bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013. The new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment. The new line-of-credit is indexed to the prime rate less three-fourths of a point.  The Company’s operating line-of-credit outstanding balances as of June 30, 2013 and December 31, 2012 were $0 and $1,600,000, respectively. During March 2013, the Company repaid all outstanding balances under this line.

The Company’s operating line-of-credit was subject to negative and standard financial covenants.  The negative covenants restricted the Company from incurring any indebtedness and liens except for trade debt incurred in the normal course of doing business; such as, borrowing money including capital leases; sell, mortgage, assign, pledge, lease, grant security interest in, or encumber any of the Company’s assets or accounts; engage in any business substantially different than in which the Company is currently engaged; loan, invest or advance money or assets to any other person, enterprise or entity.  Other standard financial covenants consisted of; current ratio of 1.25 to 1.00 tested at the end of each quarter; total liabilities to capital ratio of 2.50 to 1.00 tested at the end of each year; operating cash flow to fixed charge ratio of not less than 1.25 to 1.00 tested at the end of each year.  As of June 30, 2013 the Company was no longer in compliance with all covenants compared to being in compliance with all covenants as of December 31, 2012.

In June 2011, the Company entered into a five-year equipment note payable with Key Bank, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016. The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable were used to upgrade old outdated equipment and add new state-of-the-art metal manufacturing equipment to the Company’s PM and Mexico segments.  At June 30, 2013 and December 31, 2012, the Company’s equipment note payable balance was $325,000 and $375,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

On December 18, 2012, the Company signed a new loan with Sterling Bank for four-year $163,000 with a maturity date of January 1, 2017 and the loan is not personally guaranteed by any board member or stockholder but is secured by all inventory, receivables and equipment. Further, the interest is calculated using interest rate of 3.25%. The Company outstanding loan balance as of June 30, 2013 and December 31, 2012 was $143,941 and $163,000, respectively.

On March 15, 2013, the Company entered a new $2.0 million line-of-credit with 3U, a supplier of Powin, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements. The balance of the loan including accrued interest as of June 30, 2013 was $2,031,890.

On March 11, 2013, the Company entered in a related party note with the CEO, Joseph Lu, in the amount of $2 million. This allowed Powin to pay off the $1.6 million bank line-of-credit in full. The loan from Joseph Lu including accrued interest amounted to $2,036,822 as of June 30, 2013. The loan has a 6% annual interest rate, with no guarantee or collateral and due June 30, 2015.

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

In June 2013, the Company approved issuance of 20,000 common shares to its Board of Directors for their services on the board, with an expense of $7,000 to the Company booked in June 2013. Each director received 5,000 shares of Common Stock for an aggregate of 20,000 shares of Common Stock issued. The shares were issued in July 2013.

In June 2013, the Company declared preferred stock dividends. The dividends were issued in July 2013.The Company accrued a total of 441 dividends in preferred shares and booked $44,100 increase in Preferred stock in July 2013.

The Company’s management does not believe the current cash and cash flow from operations, including its notes payable, will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future.  As such, the company is actively seeking additional cash resources in order to respond to changing business conditions and to take advantage of opportunities for growth in certain segments. The company is evaluating options for additional cash in the form of both debt and equity securities.  The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 13, 2013, Yang Ming Marine Transport Corporation filed a lawsuit in Washington County Circuit Court (Case No. C131895CV) for $20,000 in connection with an alleged breach by Powin Corporation of a liquidated damages clause in a shipping contract.Powin Corporation has obtained an indefinite time to answer the complaint to investigate the possible resolution of the dispute.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information.

At the annual meeting of shareholders held June 12, 2013, the shareholders approved an annual advisory vote on named executive compensation. The Company will abide by the shareholders’ preference on the frequency of such advisory votes. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

August 14, 2013

By /s/ Joseph Lu
Joseph Lu
Chief Executive Officer
and Interim Chief Financial Office
(Principal Executive Officer and Principal Financial Officer)

By /s/ Jingshuang Liu
Jingshuang Liu
President and Director