Form 10-Q
period 2013-09-30
POWIN CORP
filed 2013-11-15
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2013, there were 16,230,829 shares of Common Stock, $0.001 par value, outstanding and 7,619 shares of Preferred Stock, $100 face value, outstanding.

POWIN CORPORATION
Index

PART I.      FINANCIAL INFORMATION

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	At September 30, 2013	At December 31, 2012
	(Unaudited)
Current Assets
Cash	$910,203	$1,220,014
Trade accounts receivable, net of allowance for doubtful accounts of $600,633 and $613,108, respectively	2,044,358	2,368,505
Due from related parties	-	282,251
Notes receivable	121,854	-
Other receivables	38,428	597,440
Inventories, net	2,682,956	2,194,208
Prepaid expenses	147,442	286,156
Deposits	67,329	78,999

Total current assets	6,012,570	7,027,573

Intangible assets, net	113,102	23,289
Property and equipment, net	2,312,569	2,316,883

TOTAL ASSETS	$8,438,241	$9,367,745

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Lines of credit	$-	$1,600,000
Trade accounts payable	2,131,092	2,295,006
Accrued payroll and other accrued liabilities	347,600	472,221
Notes Payable & Accrued Interest -Current Portion	140,511	138,605

Total current liabilities	2,619,203	4,505,832

Long-Term Liabilities
Related party payable	2,062,137	-
Notes Payable & Accrued Interest -Less current portion	2,338,890	399,395
Total liabilities	7,020,230	4,905,227
Stockholders' Equity

Preferred stock, $100 face value, 25,000,000 shares
Authorized; 7,619 and 7,178 shares issued and outstanding, respectively	761,900	717,800
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,230,829 and 16,224,755 shares issued and outstanding, respectively *	16,230	16,225
Additional paid-in capital	10,457,631	10,039,690
Accumulated other comprehensive loss	(21,176)	(21,566)
Accumulated deficit	(9,452,187)	(6,046,277)
Total Powin Shareholders' Equity	1,762,398	4,705,872
Noncontrolling interests	(344,387)	(243,354)
Total equity	1,418,011	4,462,518

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,438,241	$9,367,745

*All common share amounts and per share amounts in these financial statements reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective October 17, 2013, including retroactive adjustment of common share amounts. See Note 11.

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three-months ended September 30,		For the nine-months ended September 30,
	2013	2012	2013	2012

Sales- Net to unrelated parties	$3,397,720	$5,587,527	$10,916,877	$22,681,608
Sales - Net to related parties	-	3,782,587	3,977,854	13,496,916

Cost of Sales	2,888,414	8,759,425	13,180,389	33,807,058

Gross Profit	509,306	610,689	1,714,342	2,371,466

Operating Expenses	1,634,038	2,009,140	4,795,265	4,738,698

Loss from Operations	(1,124,732)	(1,398,451)	(3,080,923)	(2,367,232)

Other Income (Expense)
Other Income	27,710	25,734	72,553	38,533
Interest Expense - Net	(51,256)	(10,024)	(136,522)	(17,955)
Loss on Sales of Assets	(4,977)	(6,825)	(4,977)	(6,825)
Loss on extinguishment of debt	-	-	(339,182)	-

Total Other Income (Expense)	(28,523)	8,885	(408,128)	13,753

Loss Before Income Taxes	(1,153,255)	(1,389,566)	(3,489,051)	(2,353,479)

Income Taxes	1,962	-	17,962	-

Net Loss	$(1,155,217)	$(1,389,566)	$(3,507,013)	$(2,353,479)
Net loss attributable to non-controlling interest in subsidiaries	(49,119)	(32,741)	(101,103)	(76,065)
Net loss attributable to Powin Corporation	$(1,106,098)	$(1,356,825)	$(3,405,910)	$(2,277,414)

Earnings per Share
Basic and diluted	$(0.07)	$(0.09)	$(0.22)	$(0.15)

Weighted Average Shares*
Basic and diluted	16,228,851	16,219,261	16,226,851	16,219,261

*All common share amounts and per share amounts in these financial statements reflect the one-for-ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective October 17, 2013, including retroactive adjustment of common share amounts. See Note 11.

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three-months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(1,155,217)	$(1,389,566)	$(3,507,013)	$(2,353,479)

Other Comprehensive income (loss)
Foreign currency translation adjustment	1,198	(13,805)	460	2,449

Comprehensive loss	(1,154,019)	(1,403,371)	(3,506,553)	(2,351,030)

Comprehensive loss attributable to non-controlling interest in subsidiaries	(48,939)	(97,200)	(101,033)	(75,695)

Comprehensive loss attributable to Powin Corporation	$(1,105,080)	$(1,306,171)	$(3,405,520)	$(2,275,335)

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012

OPERATING ACTIVITIES
Net loss attributable to Powin Corporation	$(3,405,910)	$(2,277,414)
Adjustments to reconcile net loss to net cash
used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(101,103)	(76,065)
Depreciation and amortization	187,083	365,631
Stock option compensation	200,779	84,504
Warrants expenses	244,845	-
Loss on disposal of equipment	4,977	6,825
Provision for obsolete inventory	336,537	88,000
Share based compensation	16,422	841,559
Recovery of doubtful accounts receivable	(12,475)	-
Provision for doubtful other receivable	8,354	-
Changes in operating assets and liabilities
Trade accounts receivable	336,622	418,250
Due from related parties	282,251	-
Other receivables	550,658	(139,448)
Inventories	(825,285)	32,799
Prepaid expenses	138,714	180,593
Deposits	11,670	(6,955)
Trade accounts payable	(158,196)	(713,522)
Accrued payroll and other liabilities	(124,621)	219,856

Net cash used in operating activities	(2,308,678)	(975,387)

INVESTING ACTIVITIES
Notes receivable	(121,854)	-
Acquisition of intangible assets	(93,306)	(20,407)
Capital expenditures	(191,971)	(480,421)
Proceeds from disposal of equipment	2,000	-
Net cash flows used in investing activities	(405,131)	(500,828)

FINANCING ACTIVITIES
Proceeds from notes payable	4,129,205	-
Payment on notes payable	(125,667)	-
Proceeds from line of credit	325,000	800,000
Payment on line of credit	(1,925,000)	(75,000)
Net cash flows provided by financing activities	2,403,538	725,000
Impact of foreign exchange on cash	460	(23,501)
Net decrease in cash	(309,811)	(774,716)

Cash at beginning of period	1,220,014	2,875,298

Cash at end of period	$910,203	$2,100,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$21,403	$17,955

Income taxes paid	$23,851	$12,866

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

Effective April 26, 2013, the Registrant’s wholly-owned subsidiary, Quality Bending & Fabrication, Inc.,  (“QBF”) entered into an Asset Acquisition Agreement with CoSource USA LLC  (“CoSource”)  to acquire all of the latter’s assets.  The purchase price was $493,095. $339,181 of other expenses was booked in relation to this acquisition. CoSource is an Oregon limited liability company of which Joseph Lu, the CEO of the Registrant, is the managing member. QBF acquired the assets of CoSource in order to provide products and services to the former customers of CoSource upon the latter’s cessation of business. Effective June21, 2013, QBF changed its name to Powin Manufacturing Corporation. (“PM”).

Founded in August 2010, Powin Renewable Energy Resources, Inc. (“PE”) designs and markets energy storage technology used in power-utility, transportation and commercial applications. PE has completed design of its first commercially viable application, EV car charging stations, and will deliver its first products in November 2013. Additional products are nearing the completion of testing and will begin shipping in early 2014. Effective June 25, 2013, PE changed its name to Powin Energy Corporation. (“PE”).

Founded in February 2011, Powin Industries SA de CV (“Mexico”), whereby Powin holds an 85% controlling interest in the joint venture, which are manufacturing and delivering trucking parts and gun safes to its customers in 2013.

Powin Wooden Product Service, Inc. (“Wooden”) and Channel Partner Program (“CPP”), the other two of the Company’s wholly-owned subsidiaries are substantially slowing down the operation.

Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2013, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities Exchange Commission.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Powin Corporation (“OEM”) and its wholly-owned subsidiaries, Powin Manufacturing Corporation (“PM”), Powin Wooden Product Service, Inc.(“Wooden”), Channel Partner Program  (“CPP”), Powin Energy Corporation (“PE”), and majority owned (85%) joint venture, Powin Industries  SA de CV (“Mexico”). All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Going Concern

The Company sustained operating losses during the three and nine months ended September 30, 2013 and 2012 and incurred negative cash flows from operations in 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The Company is a business-to-business (“B2B”) distributor of various consumer goods and equipment as a manufacturer and supplier of parts used in the assembly of heavy equipment such as large tractor-trailer trucks and a designer and marketer of energy storage technologies. The Company took on some additional risk since the latter half of 2012 in order to transition from being a service provider, assisting others in outsourcing their manufacturing to become a manufacturer of their own brand and testing the market for certain products. During 2013, the Company has experienced declining net sales and increased operating expenses, which resulted in a consolidated net loss of $3,507,013 for the nine months ended September 30, 2013 compared to a consolidated net loss of $2,353,479 for the same period of last year. In addition, consolidated net cash used in operating activities increased from $975,387 for the nine months ended September 30, 2012 to $2,308,678 for the nine months ended September 30, 2013.  Management’s plans in addressing these operational issues are to seek new growth in higher margin sales and improve direct costs of manufacturing through better management of workflows and inventory management to minimize direct costs. As a result of management’s plan, the Company has improved the gross profit margin from 6.6% for the nine months ended September 30, 2012 to 11.5% for the nine months ended September 30, 2013. Management plans to generate more cash from operating activities in 2014, primarily through increased sales of Powin Energy products. If the operation does not provide sufficient cash flow, the Company may have to reduce its operating expenses and to seek additional funding through additional debt and/or equity offerings.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Bad debt recovery for the nine months ended September 30, 2013 and 2012 were $12,475and $0, respectively. The Company has an allowance for doubtful accounts of $600,633 and $613,108 as of September 30, 2013 and December 31, 2012.

Notes Receivable

On August 5, 2013, the Company issued $120,000 notes receivable to an unrelated party. The notes receivable bears an annual interest rate of 12%, due by November 30, 2013, and has no collateral.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. The following table represents the Company’s inventories at each of the indicated balance sheet dates. For the nine months ended September 30, 2013 and 2012, the Company recorded a provision for inventory obsolescence of $336,537 and $88,000, respectively, which is included in cost of sales.

	September 30, 2013	December 31, 2012
Raw Materials	$469,629	$271,650
Work in Progress	24,587	54,897
Finished Goods	2,766,481	2,108,865
Reserve for slow moving and obsolete inventory	(577,741)	(241,204)
Inventories, Net	$2,682,956	$2,194,208

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are generally amortized based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the assets are expected to be consumed.  They are reviewed for impairment if indicators of potential impairment exist. Capitalized patent costs represent legal fees associated with filing and maintaining a patent application for the Company’s Energy Storage Unit Product and U-Cube product.  The Company accounts for its patents in accordance with ASC 350-30 and ASC 360. The Company also purchased the rights to a domain name during the fiscal year 2012, realforce.com. The Company amortizes both the capitalized patent costs and domain name on a straight-line basis over an estimated useful life of 3 years.

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

For customized manufacturing order, the Company requires the customer to issue its signed purchase order with documentation identifying the specifics of the product to be manufactured Revenue is recognized on customized manufactured products at completion and shipment of the product.  If the customer cancels the purchase order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized.  Orders canceled after shipments are fully invoiced to the customer and revenue is recognized.

Cost of Sales

Cost of sales includes cost of inventory sold during the period, net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Advertising

The Company expenses the cost of advertising as incurred.  For the three months ended September 30, 2013 and 2012, the amount charged to advertising expense was $5,677 and $21,619, respectively. For the nine months ended September 30, 2013 and 2012, the amount charged to advertising expense was $30,802 and $50,951, respectively.

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

Loss Per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted-average shares outstanding during the year.  Diluted loss per share is calculated by dividing net income by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Effective October 17, 2013, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock and the weighted-average shares outstanding during the year and the nine months ended period reflected the effect retroactively.

Foreign Currency Translation

In February 2011, the Company entered into a joint venture establishing a new company in Mexico under which the Company holds an 85% majority interest at September 30, 2013. The functional currency is the Mexican Peso.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-period rates while income and expenses are translated at the average of the beginning and end of period rates. The Mexico Peso Balance Sheet foreign currency exchange rate at September 30, 2013 was 13.15:1 (MXN:USD) and the income statement average beginning and ending rate was 12.68:1 (MXN:USD). For the three months ended September 30, 2013 and 2012, translation losses amounted to $1,198 and $(13,805), respectively and are shown as a separate component of comprehensive income and stockholders’ equity as accumulated other comprehensive income. For the nine months ended September 30, 2013 and 2012, translation losses amounted to $460 and $2,499, respectively and are shown as a separate component of comprehensive income and stockholders’ equity as accumulated other comprehensive income.

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

FASB Accounting Standards Update No. 2012-11

In December 2012, the FASB issued the FASB Accounting Standards Update No. 2012-11  “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2012-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.
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

Recently Issued Accounting Pronouncements – Not Adopted

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our condensed consolidated financial statements.

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

Note 3:  Customer and Supplier Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from a small number of customers. For the nine months ended September 30, 2013 and 2012, sales to the Company’s three largest customers accounted for 60% and 70% of net sales, respectively. No other customers accounted for more than ten percent of total net sales for the nine months ended September 30, 2013 and 2012. At September 30, 2013, the same three customers accounted for 31% or $909,388 of the Company’s trade receivables. At December 31, 2012, these same three customers accounted for 21% or $740,361 of the Company’s trade receivables. Management does not normally require collateral for trade accounts receivable. Logan Outdoor Products is a Company that is determined to be a related party with Powin Corporation as it has common ownership with the Company’s CEO and President.  Amounts outstanding in accounts receivable due from Logan Outdoor Products as of September 30, 2013 and December 31, 2012 were $0 and $245,122, respectively.  Please see Note 8 – Related Party Transactions for further information.

The Company purchased a substantial portion of its supplies and raw materials from three suppliers, which accounted for approximately 53%, or $6,981,370 of total purchases during the nine months ended September 30, 2013. The same three suppliers accounted for approximately 37%, or $12,360,043 of total purchases during the nine months ended September 30, 2012. As of September 30, 2013 and 2012, the Company owed these vendors in a total amount of $988,334 and $2,594,290, respectively.

Note 4: Property and equipment

Property and equipment consisted of the following at September 30, 2013 and December 30, 2012:

	September 30, 2013 (Unaudited)	December 30, 2012
Furniture and fixtures	$82,454	$83,511
Vehicles	161,910	129,727
Equipment	2,832,458	2,799,574
Computers	297,009	281,746
Leasehold improvements	310,982	225,021
	3,684,813	3,519,579
Accumulated depreciation	(1,372,244)	(1,202,696)
Property and equipment - net	$2,312,569	$2,316,883

For the three months ended September 30, 2013 and 2012, depreciation of property and equipment was $67,645 and $166,247, respectively. For the nine months ended September 30, 2013 and 2012, depreciation of property and equipment was $183,591 and $365,631, respectively.

Note 5: Notes Payable

In March 2011, the Company signed a new banking facility with Key Bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013. The new line is not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment. The new line-of-credit is indexed to the prime rate less three-fourths of a point.  The Company’s operating line-of-credit outstanding balances as of September 30, 2013 and December 31, 2012 were $0 and $1,600,000, respectively. As of March 2013, the Company had repaid all outstanding balances under the line and the line of credit is closed.

In June 2011, the Company entered into a five-year equipment note payable with Key Bank, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016. The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable were used to upgrade old outdated equipment and add new state-of-the-art metal manufacturing equipment to the Company’s PM and Mexico segments.  At September 30, 2013 and December 31, 2012, the Company’s equipment note payable balances were $300,000 and $375,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

On December 18, 2012, the Company signed a new loan with Sterling Bank for $163,000 with a maturity date of January 1, 2017 and is secured by all inventory, receivables and equipment. The interest rate is 3.25%. The Company’s outstanding loan balances as of September 30, 2013 and December 31, 2012 were $112,332 and $163,000, respectively.

On March 15, 2013, the Company entered into a new $2 million line-of-credit with 3U, a supplier of Powin, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements. The balance of the loan, including accrued interest, as of September 30, 2013 was $2,062,137.

Note 6:  Stock Options

In February 2011, the Board of Directors approved the adoption of the Powin Corporation 2011 Stock Option Plan (“the Plan”) and submitted its ratification to the shareholders at the shareholders’ meeting held June 15, 2011, where the shareholders did approve the Plan.

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for up to 117,000 shares of common stock.  From June 15, 2011, to December 31, 2011, four employees left the Company electing not to exercise their vested options and 8,000 incentive stock options were forfeited.  Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

On June 28, 2013, the Board of Directors approved the grant of stock options to the Company’s employees to acquire an aggregate of 164,000 shares of common stock as incentive compensation. The options were communicated to the employees on August 6, 2013. The options have an exercise price of $3.50, expire in 10 years, with 20% to be vested on award and 20% to be vested on each anniversary for 4 years.

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

The stock option expenses included in general and administrative expenses for the three months ended September 30, 2013 and 2012 were $153,979 and $23,400, respectively. The stock option expenses included in general and administrative expenses for the nine months ended September 30, 2013 and 2012 were $200,779 and $84,504, respectively. The expense is high in quarter three of 2013 because of the immediately vested options and it is not indicative of normal quarterly expense going forward. ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

The following assumptions were used to determine the fair value of the options at date of original issuance on June 15, 2011:

Dividend yield	0
Expected volatility	86.8%
Risk-free interest rate	1.6%
Term in years	6.9

The following assumptions were used to determine the fair value of the options at date of original issuance on August 6, 2013:

Dividend yield	0
Expected volatility	161.8%
Risk-free interest rate	1.39%
Term in years	9.83

A summary of option activity as is presented below:

	Options	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	109,000	$10.2	6.92	$844,578
Options exercised	-	-	-	-
Options forfeited or expired	(35,000)	10.2	-	(271,195)
Outstanding at December 31, 2012	74,000	10.2	5.37	573,383
Options granted	164,000	3.5	9.75	-
Options exercised	-	-	-	-
Options forfeited or expired	(10,000)	10.2	-	(77,484)
Outstanding at September 30, 2013	228,000	$5.4	8.52	$495,899

Note 7:  Capital Stock And Warrants

In March 2012, the Company issued 2,000 shares of common stock to its directors for their services on the board, with an expense of $8,800 to the Company. Each director received 500 shares of Common Stock for an aggregate of 2,000 shares of Common Stock issued.

In June 2012, the Company issued 2,000 shares of Common Stock to its directors for their services on the board at $5.9 per share with an expense of $11,800. Each director received 500 shares of Common Stock for an aggregate of 2,000 shares of Common Stock issued.

In June 2012, the Company declared a stock dividend on its outstanding preferred stock. The Company accrued a total of 388 shares of preferred stock and booked $38,800 increase in preferred stock issued and outstanding. The dividends were issued on June 30, 2012.

In September 2012, the Company issued 1,500 shares of common stock to its directors for their services on the board, with an expense of $5,250 to the Company. Each director received 500 shares of Common Stock for an aggregate of 1,500 shares of Common Stock issued.

In December 2012, the Company issued 2,000 shares of common stock to its directors for their services on the board, with an expense of $7,800 to the Company. Each director received 500 shares of Common Stock for an aggregate of 2,000 shares of Common Stock issued.

In December 2012, the Company declared a preferred stock dividend. The Company accrued a total of 410 shares of preferred stock and booked $41,000 increase in preferred stock issued and outstanding. The dividends were issued on December 31, 2012.

In March 2013, the Company issued 2,000 shares of common stock to its directors for their services on the board, with an expense of $5,200 to the Company. Each director received 500 shares of Common Stock for an aggregate of 2,000 shares of Common Stock issued.

In June 2013, the Company issuance of 2,000 shares of common stock to its directors for their services on the board, with an expense of $7,000 booked in June 2013. Each director received 500 shares of Common Stock for an aggregate of 2,000 shares of Common Stock issued. The shares were issued on July 1, 2013.

In June 2013, the Company declared a preferred stock dividend. The dividend shares were issued on July 1, 2013.The Company accrued a total of 441 shares of preferred stock and booked $44,100 increase in preferred stock issued and outstanding in July 2013.

In September 2013, the Company issuance of 2,000 shares of common stock to its directors for their services on the board, with an expense of $4,222 to the Company. Each director received 500 shares of Common Stock for an aggregate of 2,000 shares of Common Stock issued.

Effective March 27, 2013, the Company extended the expiration dates of the Series “A” and Series “B” warrant from March 31, 2013 to June 30, 2013. On June 30, 2013, both warrants expired.

Effective April 15, 2013, the Company issued (i) a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25; and (ii) a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25. The exercise period of each Warrant is 60 months from the date of issuance. The Company booked $0 and $244,845 as warrants expenses in general and administrative expenses for the three and nine months ended September 30, 2013.

The following assumptions were used to determine the fair value of the options at date of original issuance on April 15, 2013:

Dividend yield	0
Expected volatility	160.7%
Risk-free interest rate	1.6%
Term in years	5.0

A summary of warrants activity as is presented below:

	Warrants	Weighted average exercise price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	-	$-	-	$-
Warrants granted	100,000	25	4.79	2,240,000
Warrants exercised	-	-	-	-
Warrants forfeited or expired	-	-	-	-
Outstanding at September 30, 2013	100,000	$25	4.54	$2,240,000

Note 8:  Related Party Transactions

The three facilities rented by the Company are owned by the Company’s two major shareholders and their real estate company Powin Pacific Properties LLC. Rent expenses amounted to $188,721 and $261,519 for the three months ended September 30, 2013 and 2012, respectively. Rent expenses amounted to $566,163 and $566,163 for the nine months ended September 30, 2013 and 2012, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2013 are as follows:

Year	Lease Payment
2013(3 months remaining)	$188,721
2014	723,696
2015	567,756
2016	567,756
2017	567,756
Thereafter	2,010,193
Total	$4,625,878

On March 11, 2013 the Company entered in a related party note with the Company’s CEO, Joseph Lu, in the amount of $2 million. This allowed the Company to pay off the $1.6 million bank line-of-credit in full. The loan from Joseph Lu with accrued interest amounted to $2,067,068 as of September 30, 2013. The loan has a 6% annual interest rate, with no guarantee or collateral and due June 30, 2015.

The Company’s CEO, Joseph Lu, previously owned 45% of Logan Outdoor Products, LLC.  Mr. Lu’s interest in Logan Outdoor Products was sold in March 2013 and as such is no longer considered a related party. The Company has made sales to Logan Outdoor Products in the amount of $0 and $3,769,406 for the three months ended September 30, 2013 and 2012, respectively. The Company has made sales to Logan Outdoor Products in the amount of $3,977,854 and $13,450,679 for the nine months ended September 30, 2013 and 2012, respectively. The accounts receivable due from Logan Outdoor Products are $0 and $245,122, at September 30, 2013 and December 31, 2012, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to Logan Outdoor Products.

The Company’s CEO, Joseph Lu, also owned a 50% membership interest in CoSource USA, LLC (“CoSource”) and was its managing member.  Effective April 26, 2013, the Company’s wholly-owned subsidiary, Powin Manufacturing entered into an Asset Acquisition Agreement with CoSource to acquire all of the latter’s assets.  The purchase price was $493,095. $339,181 of other expenses was booked in relation to this acquisition. Sales to CoSource, prior to acquisition, were $0 and $13,181 for the three months ended September 30, 2013 and 2012, respectively. Sales to CoSource, prior to acquisition, were $0 and $46,237 for the nine months ended September 30, 2013 and 2012, respectively. The accounts receivable due from CoSource were $0 and $37,129 at September 30, 2013 and December 31, 2012, respectively.  The Company has determined its pricing based on the negotiated exchange amounts that reflect market prices for the products sold to CoSource.

Note 9:  Contingencies

On March 13, 2013, Yang Ming Marine Transport Corporation filed a lawsuit in Washington County Circuit Court (Case No. C131895CV) for $20,000 in connection with an alleged breach by Powin Corporation of a liquidated damages clause in a shipping contract. Powin Corporation has filed an answer to the complaint and the matter will be set for arbitration under the court's supervision.

Note 10:  Business Segment Reporting

Basis for Presentation

Our operating businesses are organized based on the nature of markets and customers.  Segment accounting policies are the same as described in Note 1.

A description of our operating segments as of September 30, 2013 and December 31, 2012, can be found below.

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

Realforce - Powin Joint Venture Company:

Effective January 1, 2012, the joint venture RealForce-Powin was merged by POWIN Corporation. In January 2012, the Company’s Board of Directors authorized the merge as it was determined to be in the best interest of the Company. There have been substantially no operations since the inception of the joint venture.

Operating revenues and expenses of each of the Company’s segments are as follows:

For the three-months ended September 30, 2013 and 2012

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2013 Consolidated
Sales	$2,071,155	1,131,574	23,637	32,274	101,790	37,290	3,397,720
Cost of sales	1,607,690	852,080	163,574	-	91,774	173,296	2,888,414
Gross profit	463,465	279,494	(139,937)	32,274	10,016	(136,006)	509,306
Operating expense	414,427	230,217	194,743	56,220	46,863	691,568	1,634,038
Other income (expense)	(40,939)	6,233	7,222	-	-	(1,039)	(28,523)
Income (loss) before income tax	8,099	55,510	(327,458)	(23,946)	(36,847)	(828,613)	(1,153,255)
Income tax on consolidated loss	1,962						1,962
Consolidated net loss							(1,155,217)
Net loss attributable to non-controlling interest in subsidiary							(49,119)
Net loss attributable to Powin Corporation							(1,106,098)

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2012 Consolidated
Sales	$7,842,868	1,228,952	9,163	68,100	148,285	72,746	9,370,114
Cost of sales	7,247,564	1,154,076	205,693	-	136,868	15,224	8,759,425
Gross profit	595,304	74,876	(196,530)	68,100	11,417	57,522	610,689
Operating expense	1,221,594	178,549	20,164	111,472	155,393	321,968	2,009,140
Other income (expense)	14,835	(4,371)	(1,579)	-	-	-	8,885
Income (loss) before income tax	(611,455)	(108,044)	(218,273)	(43,372)	(143,976)	(264,446)	(1,389,566)
Income tax on consolidated income							-
Consolidated net loss							(1,389,566)
Net loss attributable to non-controlling interest in subsidiary							(32,741)
Net loss attributable to Powin Corporation							(1,356,825)

For the nine-months ended September 30, 2013 and 2012

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2013 Consolidated
Sales	$10,843,329	3,348,595	71,519	176,671	263,401	191,216	14,894,731
Cost of sales	9,475,362	2,810,486	188,612	-	187,605	518,324	13,180,389
Gross profit	1,367,967	538,109	(117,093)	176,671	75,796	(327,108)	1,714,342
Operating expense	1,432,883	569,382	556,912	235,386	281,315	1,719,387	4,795,265
Other income (expense)	(112,874)	(297,933)	(13)	-	-	2,692	(408,128)
Income (loss) before income tax	(177,790)	(329,206)	(674,018)	(58,715)	(205,519)	(2,043,803)	(3,489,051)
Income tax on consolidated loss	17,962						17,962
Consolidated net loss							(3,507,013)
Net loss attributable to non-controlling interest in subsidiary							(101,103)
Net loss attributable to Powin Corporation							(3,405,910)

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2012 Consolidated
Sales	30,695,972	4,579,641	64,399	247,656	447,889	142,967	36,178,524
Cost of sales	28,144,386	4,709,355	492,144	-	388,534	72,639	33,807,058
Gross profit	2,551,586	(129,714)	(427,745)	247,656	59,355	70,328	2,371,466
Operating expense	2,682,509	505,624	76,379	326,142	396,693	751,351	4,738,698
Other income (expense)	(13,815)	30,546	(2,978)	-	-	-	13,753
Income (loss) before income tax	(144,738)	(604,792)	(507,102)	(78,486)	(337,338)	(681,023)	(2,353,479)
Income tax on consolidated income							-
Consolidated net income							(2,353,479)
Net loss attributable to non-controlling interest in subsidiary							(76,065)
Net loss attributable to Powin Corporation							(2,277,414)

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2013 Consolidated
Accounts receivable	1,523,784	387,556	20,614	13,355	90,901	8,148	2,044,358
Inventory	314,675	1,230,938	166,059	-	262,890	708,394	2,682,956
Property and equipment - net	179,329	692,199	1,212,051	57,219	10,018	161,753	2,312,569
Accounts payable	(1,072,528)	(456,581)	(135,598)	(4,500)	(19,440)	(442,445)	(2,131,092)

	OEM	PM	Mexico	Wooden	CPP	PE	December 31, 2012 Consolidated
Accounts receivable and due from related parties	2,200,227	382,449	-	34,462	27,030	6,588	2,650,756
Inventory	263,124	1,121,776	-	-	178,914	630,394	2,194,208
Property and equipment - net	243,099	761,655	1,210,885	62,562	11,575	27,107	2,316,883
Accounts payable	(1,924,457)	(278,705)	-	(2,079)	(31,894)	(57,871)	(2,295,006)

Note 11: Subsequent Events

Effective October 17, 2013, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock. The number of shares of common stock issued and outstanding post- reverse stock split is 16,230,829. All fractional shares have been rounded up to the next whole share. There is no reduction in the number of the Company’s shareholders of record. The Company’s trading symbol was PWOND. The trading symbol will revert back to PWON on November 14, 2013, twenty (20) business days after the effective date of the reverse stock split. All disclosures have been retroactively stated.

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

Results of Operations

Comparison of three months ended September 30, 2013 and September 30, 2012

The following tables set forth key components of the Company’s results of operations (unaudited), for the three months ended September 30, 2013 and 2012, in dollars of sales revenue and its key segments of revenue.

Operating revenues and expenses of each of the Company’s segments are as follows:

For the three-months ended September 30, 2013 and 2012

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2013 Consolidated
Sales	$2,071,155	1,131,574	23,637	32,274	101,790	37,290	3,397,720
Cost of sales	1,607,690	852,080	163,574	-	91,774	173,296	2,888,414
Gross profit	463,465	279,494	(139,937)	32,274	10,016	(136,006)	509,306
Operating expense	414,427	230,217	194,743	56,220	46,863	691,568	1,634,038
Other income (expense)	(40,939)	6,233	7,222	-	-	(1,039)	(28,523)
Income (loss) before income tax	8,099	55,510	(327,458)	(23,946)	(36,847)	(828,613)	(1,153,255)
Income tax on consolidated loss	1,962						1,962
Consolidated net loss							(1,155,217)
Net loss attributable to non-controlling interest in subsidiary							(49,119)
Net loss attributable to Powin Corporation							(1,106,098)

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2012 Consolidated
Sales	$7,842,868	1,228,952	9,163	68,100	148,285	72,746	9,370,114
Cost of sales	7,247,564	1,154,076	205,693	-	136,868	15,224	8,759,425
Gross profit	595,304	74,876	(196,530)	68,100	11,417	57,522	610,689
Operating expense	1,221,594	178,549	20,164	111,472	155,393	321,968	2,009,140
Other income (expense)	14,835	(4,371)	(1,579)	-	-	-	8,885
Income (loss) before income tax	(611,455)	(108,044)	(218,273)	(43,372)	(143,976)	(264,446)	(1,389,566)
Income tax on consolidated income							-
Consolidated net loss							(1,389,566)
Net loss attributable to non-controlling interest in subsidiary							(32,741)
Net loss attributable to Powin Corporation							(1,356,825)

Consolidated net sales for the three months ended September 30, 2013, decreased approximately $6.0 million or 63.7% from the same period of 2012, was primarily due to the decreased sales of $5.8 million from OEM and decreased sales of $97 thousand from PM. OEM’s sales decreased $5.8 million or 73.6% compared to the same period last year mainly due to the loss of several large customers as they ordered from other suppliers based in China. The PM subsidiary net sales decreased approximately $97 thousand or 7.9% due to decreased sales to a large customer caused by temporary budget cuts by this customer.

For the three months ended September 30, 2013 compared with the same period of 2012, consolidated cost of sales decreased approximately $5.9 million or 67.0% due to the decrease in consolidated net sales.

Consolidated gross profit decreased from approximately $611 thousand for the three months ended September 30, 2012 to approximately $509 thousand for the three months ended September 30, 2013. The decrease is mainly because gross profit for PM, Mexico subsidiaries, combined, increased to $140 thousand for the three months ended September 30, 2013 from negative $122 thousand for the three months ended September 30, 2012, offset by decreased gross profit from Powin OEM, Wooden, CPP and Powin Energy subsidiaries, combined, decreased to $370 thousand for the three months ended September 30, 2013 from $732 thousand for the three months ended September 30, 2012,

Consolidated gross margins increased from 6.5% for the three months ended September 30, 2012 to 15.0% for the three months ended September 30, 2013. The increase of gross profit margin is because of the change of product mix to include higher margin products as an effort of Powin transitioning from low margin business to more proprietary or higher margin products and as a result of ceasing or reducing sales to lower margin customers.

Consolidated operating expenses for the three months ended September 30, 2013, decreased approximately $375 thousand dollars or 18.7%, from $2.0 million in the same period of 2012 to $1.6 million. The decrease is primarily due to decreased warrant price modification cost of $816 thousand offset by increased salary expenses of $249 thousand.

The following table is reflective of the changes in operating expenses in dollars and percent of change for the three months ended September 30, 2013 and 2012, respectively.

	September 30, 2013	September 30, 2012	Change	% Change
Salaries & Related	$765,479	$516,439	$249,040	48.2%
Advertising	5,677	21,619	(15,942)	(73.7)%
Professional Services	319,582	254,641	64,941	25.5%
All Other	543,300	1,216,441	(673,141)	(55.3)%
TOTAL	$1,634,038	$2,009,140	$(375,102)	(18.7)%

For the three months ended September 30, 2013, the Company had net loss of approximately $1,155 thousand, compared to net loss of approximately $1,390 thousand for the same period of 2012. Net loss increased primarily because revenue decreased and because operating expenses increased for reasons discussed above.

Comparison of nine months ended September 30, 2013 and September 30, 2012

The following tables set forth key components of the Company’s results of operations (unaudited), for the nine months ended September 30, 2013 and 2012, in dollars of sales revenue and its key segments of revenue.

Operating revenues and expenses of each of the Company’s segments are as follows:

For the nine-months ended September 30, 2013 and 2012

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2013 Consolidated
Sales	$10,843,329	3,348,595	71,519	176,671	263,401	191,216	14,894,731
Cost of sales	9,475,362	2,810,486	188,612	-	187,605	518,324	13,180,389
Gross profit	1,367,967	538,109	(117,093)	176,671	75,796	(327,108)	1,714,342
Operating expense	1,432,883	569,382	556,912	235,386	281,315	1,719,387	4,795,265
Other income (expense)	(112,874)	(297,933)	(13)	-	-	2,692	(408,12	8)
Income (loss) before income tax	(177,790)	(329,206)	(674,018)	(58,715)	(205,519)	(2,043,803)	(3,489,051)
Income tax on consolidated loss	17,962						17,962
Consolidated net loss							(3,507,013)
Net loss attributable to non-controlling interest in subsidiary							(101,103)
Net loss attributable to Powin Corporation							(3,405,910)

	OEM	PM	Mexico	Wooden	CPP	PE	September 30, 2012 Consolidated
Sales	30,695,972	4,579,641	64,399	247,656	447,889	142,967	36,178,524
Cost of sales	28,144,386	4,709,355	492,144	-	388,534	72,639	33,807,058
Gross profit	2,551,586	(129,714)	(427,745)	247,656	59,355	70,328	2,371,466
Operating expense	2,682,509	505,624	76,379	326,142	396,693	751,351	4,738,698
Other income (expense)	(13,815)	30,546	(2,978)	-	-	-	13,753
Income (loss) before income tax	(144,738)	(604,792)	(507,102)	(78,486)	(337,338)	(681,023)	(2,353,479)
Income tax on consolidated income							-
Consolidated net income							(2,353,479)
Net loss attributable to non-controlling interest in subsidiary							(76,065)
Net loss attributable to Powin Corporation							(2,277,414)

Consolidated net sales for the nine months ended September 30, 2013, decreased approximately $21.3 million or 58.8% from the same period of 2012, was primarily due to the decreased sales of $19.9 million from OEM and decreased sales of $1.2 million from PM. OEM’s sales decreased $19.9 million or 64.7% compared to the same period last year mainly because of the following reasons: 1) stopped sales to one of our largest customers since January 1, 2013. 2) decreased sales to other large customers since January 1, 2013. The PM subsidiary net sales decreased approximately $1.2 million or 26.9% due to decreased sales to a large customer caused by budget cut by this customer. The Company stopped or reduced sales to these companies because the gross profit margin of sales to these customers is not favorable to the Company. The Company wants to concentrate its resources to higher profit customers.

For the nine months ended September 30, 2013 compared with the same period of 2012, consolidated cost of sales decreased approximately $20.6 million or 61.0% due to the decrease in consolidated net sales.

Consolidated gross profit decreased from approximately $2,371 thousand for the nine months ended September 30, 2012 to approximately $1,714 thousand for the nine months ended September 30, 2013. The decrease is mainly because gross profit for PM, Mexico and CPP subsidiaries, combined, increased to $497 thousand for the three months ended September 30, 2013 from negative $498 thousand for the three months ended September 30, 2012, offset by decreased gross profit from Powin OEM, Wooden and Powin Energy subsidiaries, combined, decreased to $1,218 thousand for the three months ended September 30, 2013 from $2,870 thousand for the three months ended September 30, 2012,

Consolidated gross margins increased from 6.6% for the nine months ended September 30, 2012 to 11.5% for the nine months ended September 30, 2013. The increase of gross profit margin is because of the change of product mix to include higher margin products as an effort of Powin transitioning from low margin business to more proprietary or higher margin products and as a result of stopping or reducing sales to lower margin customers.

Consolidated operating expenses for the nine months ended September 30, 2013, increased approximately $57 thousand dollars or 1.2%, from $4.7 million in the same period of 2012 to $4.8 million. The increase is primarily due to increased professional expenses offset by advertising expense and decreased depreciation and amortization expenses

The following table is reflective of the changes in operating expenses in dollars and percent of change for the nine months ended September 30, 2013 and 2012, respectively.

	September 30, 2013	September 30, 2012	Change	% Change
Salaries & Related	$2,155,374	$2,147,119	$8,255	0.4%
Advertising	30,802	50,951	(20,149)	(39.5)%
Professional Services	869,833	759,448	110,385	14.5%
All Other	1,739,256	1,781,180	(41,924)	(2.4)%
TOTAL	$4,795,265	$4,738,698	$56,567	1.2%

For the nine months ended September 30, 2013, the Company had net loss of approximately $3,507 thousand, had cash flows used in operations of approximately $247 thousand, compared to net loss of approximately $2,353 thousand and negative cash flows from operations of approximately $975 thousand for the same period of 2012. Net loss increased primarily because revenue decreased and because operating expenses increased for reasons discussed above.

Liquidity and Capital Resources

The Company has financed its operations in past years principally through cash generated from operations and liquidity from available borrowings. Cash used in operating activities were approximately $2.309 million and $975 thousand for the nine months ended September 30, 2013 and 2012, respectively. The increase of cash used in the operating activities is mainly due to increased net loss from operation, more increase of accounts receivable, less increase in payroll and other liabilities, and more payments made to acquire inventories, increase of notes receivable, offset partially by increased provision for obsolete inventory, increase stock option and warrants expenses, more increase in accounts payable, and less increase in other receivable.

Cash used in investing activities was approximately $405 thousand during the nine months ended September 30, 2013 as compared to $501 thousand used in the investing activities for the nine months ended September 30, 2012. The decrease of cash used in investing activities is because in the nine months ended September 30, 2012 more cash were used to replace and add office and manufacturing equipment and because the Company had $121,854 and $0 notes receivable during the nine months ended September 30, 2013 and 2012, respectively.

Cash provided from financing activities during the nine months ended September 30, 2013 was $2.404 million compared to cash provided by financing activities of $725 thousand. The increase of cash provided from financing activities is mainly due to net increased borrowings of notes payable, offset by $1.9 million repayment of previous borrowings during the nine months ended September 30, 2013.

The ratio of current assets to current liabilities is 2.30 at September 30, 2013 compared to 1.50 at December 31, 2012. Quick liquidity (current assets less inventory divided by current liabilities) was 1.27 at September 30, 2013 compared to 1.00 at December 31, 2012.  At September 30, 2013, the Company had working capital of approximately $3.39 million compared with working capital at December 31, 2012 of approximately $2.52 million. Trade accounts receivables at September 30, 2013 had 43 days average collection period compared to 36 days at December 31, 2012.The increase of average collection period is due to decrease in revenue is in a larger proportion than the decrease in accounts receivable in the nine months ended September 30, 2013.

In March 2011, the Company signed a new banking facility with Key Bank for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013. The line was not personally guaranteed by any board member or stockholder but is secured by all receivables, inventory and equipment. The line-of-credit was indexed to the prime rate less three-fourths of a point.  The Company’s operating line-of-credit outstanding balances as of September 30, 2013 and December 31, 2012 were $0 and $1,600,000, respectively. During March 2013, the Company repaid all outstanding balances under this line and the line of credit is close.

In June 2011, the Company entered into a five-year equipment note payable with Key Bank, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016. The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable were used to upgrade old outdated equipment and add new state-of-the-art metal manufacturing equipment to the Company’s PM and Mexico segments.  At September 30, 2013 and December 31, 2012, the Company’s equipment note payable balances were $300,000 and $375,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

On December 18, 2012, the Company signed a new loan with Sterling Bank for four-years in the amount at $163,000 with a maturity date of January 1, 2017 and the loan is not personally guaranteed by any board member or stockholder but is secured by all inventory, receivables and equipment. Further, the interest is calculated using interest rate of 3.25%. The Company outstanding loan balances as of September 30, 2013 and December 31, 2012 were $112,332 and $163,000, respectively.

On March 15, 2013, the Company entered a new $2 million line-of-credit with 3U, a supplier of Powin, with a maturity date of June 30, 2015. The interest rate on the line-of-credit is fixed at 6% and there are no covenant requirements. The balance of the loan including accrued interest as of September 30, 2013 was $2,062,137.

On March 11, 2013, the Company entered in a related party note with the CEO, Joseph Lu, in the amount of $2 million. This allowed Powin to pay off the $1.6 million bank line-of-credit in full. The loan from Joseph Lu including accrued interest amounted to $2,067,068 as of September 30, 2013. The loan has a 6% annual interest rate, with no guarantee or collateral and due June 30, 2015.

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

In March 2013, the Company issued 2,000 shares of common stock to its directors for their services on the board, with an expense of $5,200 to the Company. Each director received 500 shares of Common Stock for an aggregate of 2,000 shares of Common Stock issued.

In June 2013, the Company issued 2,000 shares of common stock to its directors for their services on the board, with an expense of $7,000 to the Company booked in June 2013. Each director received 500 shares of common stock for an aggregate of 2,000 shares of Common Stock issued. The shares were issued in July 2013.

In September 2013, the Company issued 2,000 shares of common stock to its directors for their services on the board, with an expense of $4,222 to the Company. Each director received 500 shares of common stock for an aggregate of 2,000 shares of Common Stock issued.

In June 2013, the Company declared a preferred stock dividend. The dividends were issued in July 2013.The Company accrued a total of 441 shares of preferred stock and booked $44,100 increase in preferred stock issued and outstanding in July 2013.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 13, 2013, Yang Ming Marine Transport Corporation filed an action in Washington County Circuit Court (Case No. C131895CV) for $20,000 in connection with an alleged breach by Powin Corporation of a liquidated damages clause in a shipping contract. Powin Corporation has filed an answer to the complaint and the matter will be set for arbitration under the court's supervision.

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

November 14 , 2013

By /s/ Joseph Lu
Joseph Lu
Chief Executive Officer
and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

By /s/ Jingshuang Liu
Jingshuang Liu
President and Director