Form 10-K
period 2013-12-31
POWIN CORP
filed 2014-04-15
CIK 1468780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $7,873,823.

As of March 31 2014, there were 16,235,339 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

In this report, unless the context indicates otherwise, the terms "Powin," "Company," "we," "us," and "our" refer to Powin Corporation, a Nevada corporation, and its subsidiaries.

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

PART I

ITEM 1.  BUSINESS

GENERAL

Powin Corporation (“Company”, “we”, “us”) was founded in 1989 in Oregon by Joseph Lu, who developed a strategy of manufacturing a number of diverse products for leading North American retailers, with careful attention to quality and value-added service. As a contract manufacturer, the Company provides manufacturing coordination, design and logistics services for companies to outsource its manufacturing needs. Manufacturing is provided through the Company’s subsidiary, Powin Manufacturing Corporation (“Powin Manufacturing”), with a leased metal fabrication plant in Tualatin, Oregon; its 85% owned subsidiary in Mexico, with a leased metal fabrication plant in Saltillo; or through very strong relationships with factories located in The People’s Republic of China and in Taiwan.

Throughout its life-cycle the Company has expanded into additional lines of business, all based on the values of delivering customers a high quality product and value-added service. Most notable are Powin Energy Corporation (“Powin Energy”), established in 2010 and Powin Industries, S.A. de C.V. (“Powin Mexico”) established in 2011.

LEGAL ENTITIES AND OPERATING SEGMENTS

During the periods presented, we operated in six business segments, each within a separate legal entity. During 2013, several segments were renamed to more accurately reflect the nature of operations. Where applicable, the legal entities were also renamed to correspond to the segment name. Below is a table listing the legal entities presented in this report, along with the corresponding business segment names and, for the purposes of continuity, the legal entity and segment names as disclosed in our previous filings:

As described in this Form 10-K		As described in previously filings
Legal entity name	Business segment name	Legal entity name	Business segment name

Powin Corporation	Holding company	Powin Corporation	Holding company	(a)
Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Corporation	OEM	(a)
Powin Manufacturing Corporation	Manufacturing	Quality Bending and Fabrication, Inc.	QBF
Powin Energy Corporation	Energy	Powin Renewable Energy Resources, Inc.	Powin Energy
Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Wooden Product Service, Inc.	Warehousing	Powin Wooden Product Service, Inc.	Wooden
Channel Partner Program	CPP	Channel Partner Program	CPP

(a)
For the years ended December 31, 2012 and 2013, Powin Corporation was both the holding company for all subsidiaries, as well as the operating entity formerly referred to as OEM, now Contract manufacturing.

Contract manufacturing

Our contract manufacturing segment provides for the coordination and distribution of products manufactured in China.  We assist in the design and handle the logistics and coordination of product manufacturing from concept to delivery. We also manage logistics, coordinating the shipment of the product to our customers or the end users. Principle products manufactured for customers during the years presented in this report include: Gun safes; outdoor cooking equipment; fitness and recreation equipment; senior citizen home safety and living assistance equipment; and trampolines.

Competition

Contract manufacturing faces competition from many fronts, most notably from Chinese manufacturers that contract directly with North American companies. Historically, there were many barriers including distance, language, cultural that made it difficult for North American companies to locate and contract with factories in China. Powin Corporation’s knowledge of Chinese business practices and deep business relationships, coupled with the Company’s attention to quality and service, gave us a significant advantage in this space. With technology reducing these barriers it is now easier than ever for North American companies to outsource manufacturing to China without the need for a “middle man.” In order to remain competitive, the Company must continue to deliver superior quality, value-added services, such as design and logistics at a competitive price.

An additional source of competition includes companies that choose not to outsource manufacturing, but rather invest in their own manufacturing capabilities.

Manufacturing

Our manufacturing segment, formerly named Quality Bending and Fabrication (“QBF”), manufactures various truck parts and components primarily for Freightliner Trucks, a division of Daimler Trucks North America, the largest manufacturer of heavy-duty vehicles in North America. Daimler Trucks North America designs, builds and markets a wide range of Class 3-8 vehicles including long-haul highway tractors, heavy-duty construction and vocational trucks, mid-range trucks for distribution and service, school and transit buses, fire and emergency service apparatus, and chassis for step vans, school and shuttle buses, and motor homes.  Freightliner Trucks is headquartered in Portland, Oregon, with truck manufacturing facilities located in Portland and throughout the United States and Mexico.

Manufacturing is completed at the Company’s leased facility in Tualatin, Oregon as well as arranging the outsourced manufacturing at a third-party factory in Qingdao, China.

Competition

Daimler Trucks has such a demand for parts that there are a great number of suppliers each with a relatively small percentage of the overall business. Daimler requires very high quality manufacturing, competitive pricing and personalized service. We believe that Daimler is satisfied with our quality and pricing, but was not satisfied with our service during 2013 and we have taken steps to improve and grow the relationship. While Daimler is a significant customer to the Company, we are not a significant supplier to Daimler.

Energy:

Powin Energy has developed market leading architecture that utilizes proprietary patent-pending energy storage technology for scalable grid-level and commercial energy storage systems, Electric Vehicle (EV) charging stations, and transportation applications. Through December 31, 2013, the Energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. The Company expects increased operations from this segment in 2014 and beyond.

Competition

The international market for such Energy products and services is intensely competitive and continually impacted by evolving industry standards, international and regional governmental regulations, rapid price changes and product obsolescence. Competitors in this market include many domestic and foreign companies, most of which have substantially greater financial, technical, marketing, manufacturing and other resources.  As a small company, we are and will continue to be at a competitive disadvantage to most of our competitors, though Powin's patent-pending architecture provides strong round trip efficiency (RTE) with an industry competitive price in all of its energy segments.

Powin Mexico:

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2013, but are expected to increase in 2014. The leased facility is 90,417 square feet and was built in 2011. As of December 31, 2013, there were 35 employees working in the facility.

Channel Partner Program (“CPP”):

CPP offers distribution channels for North American companies to sell their products in China as well as selling certain consumer products through U.S.-based retailers and marketplaces, including online. The segment’s primary product is wooden household furniture, making up 87% of the total revenues for the segment. This segment also sold wine and baby formula from United States producers to China in 2013.

Warehousing (formerly Wooden):

The warehousing segment provides services in support of the Company’s other segments, as well as customers across all segments. The Company’s headquarters facility contains a 60,000 square foot full service warehouse. The warehousing segment receives, inventories and ships many products and materials for the other segments. Warehousing also offers full service warehousing for outside companies. Services include storage rental based on square feet or pallet counts; scheduling; receiving; inventory control and shipping.

For the year beginning January 1, 2014, the Company has realigned its’ legal entity and segment structure as follows:

Legal entity name	Business segment name

Powin Corporation	Holding company and Corporate
Powin Contract Manufacturing Corporation	Contract manufacturing
Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy
Powin Product and Service Corporation	Products and services
Powin Industries S.A. de C.V.	Mexico

Going forward, Powin Corporation will be the holding company for all subsidiaries as well as the employer of record for corporate overhead employees, those defined as supporting more than one segment. Such overhead costs may, at Management’s discretion, be allocated to segments as deemed appropriate.

Contract Manufacturing, formerly OEM, operations will be moved to a separate legal entity, Powin Contract Manufacturing Corporation, effective January 1, 2014. This legal entity was previously named Channel Partner Program.

Powin Wooden Product Service, Inc. was renamed Powin Product and Service Corporation and, effective January 1, 2014, will contain the operations of the former CPP segment, Warehousing segment and may be used for other new product or service offerings, yet to be determined.

The purpose of this realignment is to ensure focus and accountability on each segment as Management executes a strategy for improved profitability in the coming year.

In December 2013, Powin Energy applied for Minority Business Enterprise status.  On January 21, 2014, Powin Energy met all requirements for the certification as a bona fide Minority Business Enterprise. As defined by the National Minority Supplier Development Council, Inc. (NMSDC) and as adopted by the Northwest Minority Supplier Development Council.

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

EMPLOYEES

As of December 31, 2013, we employ 52 employees at our facilities in the United States and 35 employees at our facility in Mexico.

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

Product liability and product warranty risks could adversely affect our operating results.

We produce parts for commercial vehicles. Failure of our parts could give rise to product liability claims. We maintain insurance addressing the risk of product liability claims arising from bodily injury or property damage, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture most of our parts to strict contractually-established standards and tolerances using customer manufacturing specifications. If we fail to meet the contractual requirements for a product, we may be subject to product warranty costs and claims. Product warranty costs are generally not insured.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding manufacturing trends in the United States and China Furthermore, due to ever-fluctuating pricing on commodities, inputs and other raw materials and given the unpredictable economic climate, it is difficult to forecast with any amount of certainty our quarterly operating results.  As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance.  Factors that are likely to cause our operating results to fluctuate, such as the seasonality of manufacturing spending, a deterioration of global economic conditions and potential changes to the regulation of the manufacturing industry in China and Mexico is discussed elsewhere in this report. Additionally, some of the products manufactured and distributed by the Company are seasonal in nature. If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

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

The diversion of our management’s attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business.  In addition, we may face challenges trying to integrate new operations, services and personnel with our existing operations. Future acquisitions may also expose us to other potential risks, including risks associated with unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, our inability to generate sufficient revenue to offset the costs, expenses of acquisitions and potential loss of, or harm to, relationships with employees and manufacturing clients as a result of our integration of new businesses and new regulations. In addition, we cannot assure you that we will be able to realize the benefits we anticipate from acquiring other companies or that we will not incur costs, including those relating to intangibles or goodwill, in excess of our projected costs for these transactions. The occurrence of any of these events could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.

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

We have relied on borrowings from individuals and companies with close ties to the Company for operating cash flows. While we believe that we will be able to continue to raise working capital from these sources for the foreseeable future, we cannot be assured that these sources of will continue to meet our working capital needs. In order to meet potential cash needs, we may be required to sell additional equity or issue debt securities.  The potential sale of additional equity securities could result in additional dilution to our existing shareholders; however, the incurrence of indebtedness would result in increased debt service obligations and bind us to operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of alternative manufacturers; conditions of the United States and other capital markets in which we may seek to raise funds; and our future results of operations, financial condition and cash flows;.

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

We compete with other manufacturing companies in the United States and globally.  We compete for manufacturing clients primarily on the basis of price, the range of services that we offer and our brand name.  Increased competition could reduce our operating margins and profitability and result in a loss of market share.  Some of our existing and potential competitors may have competitive advantages such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers, and others may successfully mimic and adopt our business model.  Moreover, increased competition will provide clients additional manufacturing service alternatives, which could lead to lower prices and decreased revenues, profit margins and net income. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Our customers could decide to deal directly with the factories and manufacturers

Our customers could decide to deal directly with the factories and manufacturers who produce their products, thus eliminating the need for our services in the process.

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

Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home manufacturing, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations.  We are not certain how the local government will implement any regulation or how it may affect our ability to compete in the manufacturing industry in China.  We are particularly concerned with any regulations that might give rise to possible trade issues between China and the United States, and the effects of those regulations on our business.  Accordingly, we need to conduct due diligence as to any possible regulations that might arise and substantially affect our operations.  Further, we need to make every effort to hedge against any government regulation which may materially alter our business model.

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

China’s legal system embodies uncertainties which could limit the legal protections available to you and us.

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

Properties in which we have interest in Mexico are subject to changes in governmental laws, regulations, economic conditions or shifts in political attitudes or stability in Mexico

We lease real property and have manufacturing interests that are located in Mexico. Any changes in governmental laws, regulations, economic conditions or shifts in political attitudes are beyond our control and may adversely affect our business.

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

Our operations in China and Mexico, subject us to foreign currency fluctuations and inflationary pressures which may adversely affect our financial position and results of operations. Since we report our results of operations and financial condition in U.S. dollars, fluctuations in foreign currencies relative to the U.S. dollar may impact our financial results. We do not currently have a hedging program to address foreign currency fluctuations. Any steps taken by us to address foreign currency fluctuations may not eliminate all adverse effects.

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

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters including all subsidiaries and warehousing facilities, except Powin Manufacturing and Powin Mexico, are located at 20550 SW 115TH Ave. Tualatin, OR 97062 under a lease with Powin Pacific Properties LLC, of which Joseph Lu is the controlling member and manager. The lease rate is $35,180 per month for approximately 70,000 square feet of office and warehouse space.  The lease term is through June 30, 2021.

Our subsidiary, Powin Manufacturing, is located at 10005 S.W. Herman Road, Tualatin, OR 97062.  This manufacturing facility was purchased by Powin Pacific Properties LLC in November 2009.  The facility, totaling 38,623 square feet, is currently leased for $15,594 per month and the lease will expire October 31, 2014. In April 2014, the Company entered into an agreement providing the option for a 5 year renewal. Management expects to exercise this option and remain in the facility for the foreseeable future.

On June 1, 2011, Powin Mexico entered into a ten-year lease with Powin Pacific Properties, LLC., for a facility in Saltillo Coahuila Mexico, which is used in metal manufacturing.  This lease requires us to pay for all property taxes, utilities and facility maintenance and the monthly lease payments are $12,333. The lease term is through May 31, 2021.

We believe these existing facilities are adequate for the foreseeable future and we have no plans to renovate or expand them. Each of the above leases is also discussed in this Report at Item 13, Related Party Transactions.

ITEM 3.  LEGAL PROCEEDINGS

In February 2012, Powin Renewable Energy Resources, Inc. (subsequently renamed Powin Energy Corporation), an Oregon corporation (“Powin Energy”) was named as a defendant in Global Storage Group, LLC v. Virgil L. Beaston and Powin Renewable Energy Resources, Inc., Case No. 1202-1712 in the Circuit Court of the State of Oregon for the County of Multnomah (February 8, 2012).  The complaint alleged, as to Powin Energy, the misappropriation of trade secrets and intentional interference with existing or prospective economic relationship arising from the alleged breach by the co-defendant Virgil L. Beaston of the Operating Agreement of Global Storage Group, LLC (“GSG”).  Mr. Beaston is an employee of Powin Energy.

As previously reported on Form 8-K, effective April 15, 2013, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) to settle the action. Pursuant to the Settlement Agreement, (i) the parties signed mutual releases; (ii) Global Storage Group, LLC,; Harvey Weiss; Sam Leven; and Virgil Beaston assigned to the Company all right, title and interest in the invention known as “Electrical Energy Storage Unit and Control System and Applications Thereof” for which a PCT application for patent was filed on March 5, 2011, also known as PCT Application No. PCT/CN2011/071548; and (iii) the Company paid the sum of $60,000.00 to Global Storage Group, LLC and $30,000.00 to Virgil Beaston.

In addition, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2013, all 100,00 warrants remain outstanding.

As part of the Settlement Agreement the Company entered into a Business Development Agreement with Harvey Weiss, one of the two members, along with Sam Leven, of Global Storage Group, LLC.

On March 13, 2013, Yang Ming Marine Transport Corporation (“Yang Ming”) filed an action in Washington County Circuit Court (Case No. C131895CV) for $20,000 in connection with an alleged breach by Powin Corporation of a liquidated damages clause in a shipping contract. The case was settled in February 2014 with Powin owing Yang Ming $15,000, due in three monthly installments beginning March 2014.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

 PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PWON.OB.”  Our common stock has been trading since September 30, 2010.  The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years, as adjusted for the 1 for 10 reverse effective October 17, 2013.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year

Fiscal year 2013
High	$4.60	$5.00	$5.50	$3.00	$5.50
Low	$2.20	$2.20	$2.00	$2.10	$2.00

Fiscal year 2012
High	$8.50	$10.10	$6.00	$4.60	$10.10
Low	$4.40	$3.00	$3.50	$2.60	$2.60

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

As of March 31, 2014, our common stock was held by 432 registered shareholders with 16,235,339 shares of common stock issued and outstanding.

See NOTE 10 CAPITAL STOCK (Part II, ITEM 8 of this form 10-K) for information regarding shares issued to members of the board of directors as compensation for their services.

There were no shares issued other than to these directors and no shares were repurchased during the periods presented.

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

ITEM 6.      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) in intended to help the reader understand the results of operations and financial condition of Powin Corporation as well as the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II ITEM 8 of this Form 10-K.

OVERVIEW

By all measures, 2013 was a challenging year for Powin Corporation. We lost several of our most significant customers in the Contract Manufacturing segment resulting in significantly reduced revenues and an operating loss in that segment and we were unable to grow the Energy and Mexico segments as quickly as expected.

RESULTS OF OPERATIONS

Revenues by segment were as follows:

Year ended December, 31	2013	2012
Revenue
Contract manufacturing	$12,397,954	$35,426,341
Manufacturing	4,584,849	5,797,094
Energy	205,210	193,959
Mexico	137,449	84,284
CPP	348,237	485,218
Warehousing	198,384	319,468
Consolidated	$17,872,083	$42,306,364

Contract manufacturing revenues were down $23.0M or 65.0% in 2013 as compared to 2012. The primary reason for this decline was the loss of the segment’s three largest customers, including a previously disclosed related-party. These long-time customers each began sourcing their manufacturing directly from factories in China to reduce costs.

Revenues for the manufacturing segment were down $1.2M or 20.9% for the year. The segment has one customer, Freightliner, which makes up a significant portion of the revenues. Freightliner sources parts from many manufacturers and shops for price, quality and service. Powin is very competitive on price and quality, but we lost some of our business with Freightliner in 2013 because of service issues. These issues are being remediated and the relationship is improving. As a result, we expect modest growth in manufacturing in 2014.

All other segments are minor and taken as a whole were essentially flat year over year. We expect to grow the Energy and Mexico segments in the coming years; while essentially phasing out the CPP and Warehousing segments.

Gross margin overall was down $2.3M or 65.2% in 2013 compared to 2012. Gross margin percentage decreased from 8.3% to 6.8% mainly as a result of decreased revenue compared with fixed overhead costs.

Operating expenses were  $6.3M for the year ended December 31, 2013 down from $6.8M for the same period of 2012. The composition of those expenses, however, are significantly different from year-to-year. In terms of category of expense, employee-related costs increased approximately $623,000 or 21.3%, primarily as a result of the addition of key management personnel and outside consultants, as well as a stock option grant made August to all employees and providing for the immediate vesting of 20% of the total grant. This resulted in immediate expense recognition of 20% of the intrinsic value of the grants of approximately $113,000. Additionally, payroll taxes and benefits increased by approximately $105,000, related to the additional management personnel. Furthermore, salary expense was reduced in the segments with declining revenue, Contract manufacturing and Manufacturing, and increased in the segments that hold the greatest opportunity for future growth, specifically Energy and Mexico.

Professional fees were $1.2M in 2013, an increase of about $168,000 or 15.6% from 2012. While the company has been very focused on reducing spend, we also recognized the need to bring in experienced consultants to assist in refining and executing of strategic initiatives and to improve our finance processes and reporting.

Collectively, the remaining categories of operating expenses were down approximately $795,000 or 27.9% from $2.8M in 2012 to $2.1M in 2013. Reductions were driven from discretionary areas such as office expenses, advertising and research & development. Bad debt expense was also lower in 2013 as a result of lower sales.

Net loss by segment was as follows:

Year ended December, 31	2013	2012
Net loss before income taxes
Contract manufacturing	$(348,147)	$(85,447)
Manufacturing	(641,347)	(1,042,608)
Energy	(3,270,590)	(1,345,522)
Mexico	(1,195,821)	(1,106,981)
CPP	(280,962)	(469,894)
Warehousing	(52,638)	(148,698)
Consolidated	$(5,789,505)	$(4,199,150)

As noted above, Contract manufacturing and Manufacturing experienced declining revenues in 2013 as compared to 2012, but also took steps to decrease costs to keep the operating losses in those segments to a minimum. Conversely, the Company invested is the Energy and Mexico segments, resulting in continued losses in the case of Mexico and increased losses in the case of Energy. Both of these segments expect to see meaningful increases in revenue and decreases in operating losses in 2014.

2014 OUTLOOK

The past two years have presented many challenges and opportunities for the Company. A significant industry shift in contract manufacturing resulted in customers now having direct access to offshore manufacturing which has caused lower margins and decreased revenue. Ahead of that decline, the Company invested in manufacturing capabilities in North America, specifically Mexico, to remain competitive. Additionally, the Company has made significant investments in energy storage technology in order to develop a new line of business in a growing industry. For 2014, Management has four key initiatives, all centered on a theme of intense focus.

Contract manufacturing experienced declining revenue sequentially each quarter during the year ended December 31, 2013 as a result of a few large customers moving to a direct relationship with offshore factories. Revenues for this segment for the fourth quarter were down sequentially as compared to the third quarter. Management does not expect further declines in revenue in 2014, but rather modest growth sequentially each quarter as a result of producing high quality products and delivering highly personalized service for a small number of key account relationships.

The Manufacturing segment experienced a moderate decline for the year ended December 31, 2013, but ended the year with sequential growth from the third quarter to the fourth quarter. Management has taken steps to improve the relationship with the segment’s primary customer, Daimler Freightliner, and expects a modest increase in revenues in this segment in 2014.

The Energy segment has been primarily focused on research and development, including testing, for the past two years and is beginning to take orders for commercially viable products. During the development phase, the Company had a long list of potential products and services that could utilize its’ technology. Towards the end of 2013 the Company identified a small number of high value products that have the greatest chance to drive significant revenues in the future. For 2014, the Company will maintain focus on these products, namely, grid-level and commercial energy storage solutions and Electronic Vehicle charging stations. Though this is a developing industry and sales forecasts are uncertain, the market indicates an increase in this category; therefore we anticipate an increase in revenue in 2014, although we do not expect this segment to produce a meaningful amount of revenue to the Company overall until at least 2015.

The Company’s Mexico factory began commercial production near the end of 2013. As a result, revenues were not meaningful to the Company overall. For 2014, the facility will focus on manufacturing high-quality safes at competitive prices. Management believes that the Mexico factory can produce safes at, or exceeding, the quality level of those manufactured in China for a lower price, while also reducing time to market. Management expects a modest increase in revenues from this segment, but does not expect revenues from this segment to be significant to the Company overall.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations over the years principally through cash generated from operations and liquidity from available borrowings.  For the year ended December 31, 2013, cash used in operating activities was $2.94 million compared to $2.54 million in 2012. Cash used for investing activities was $318,325 for the year ended December 31, 2013, down from $786,123 in 2012.  Cash provided by financing activities during the year ended December 31, 2013 was $3.00 million compared to cash provided of $1.66 million in 2012.

At December 31, 2012, we had $1.60 million outstanding on an operating line-of-credit with Key Bank with maximum borrowings available of $2.00 million and a maturity date of May 15, 2013. In March 2013, the Company borrowed $2.00 million from Joseph Lu, CEO, and $2.00 million from 3U HK Trading Co. (“3U”). These borrowings allowed the Company to pay off the line of credit with Key Bank, alleviating any covenant concerns and provided operating cash flow. In October 2013, Mr. Lu loaned the Company an additional $500,000 and in December 2013 3U loaned the company an additional $270,000.

Subsequent to December 31, 2013, the Company has borrowed an additional $900,000 to sustain operations as summarized in the table below:

Date of borrowing	Lender	Due Date	Interest rate	Amount

January 27, 2014	Danny Lu	June 30, 2014	6%	250,000
February 11, 2014	Peter Lu	June 30, 2014	6%	250,000
February 24, 2014	Danny Lu	July 31, 2015	6%	100,000
March 28, 2014	Peter Lu	June 30, 2014	6%	200,000
March 28, 2014	Danny Lu	June 30, 2014	6%	100,000

The Company has a five-year equipment line-of-credit facility with Key Bank, with maximum borrowings available of $500,000, with a maturity date of June 21, 2016.  The interest rate on this equipment line-of-credit is fixed at 3.05% and there are no covenants requirements. The proceeds of this equipment line-of-credit were used to upgrade old outdated equipment and added new state-of-the-art metal manufacturing equipment to our QBF and Mexico subsidiaries.  Our equipment line-of-credit balance was $275,000 and $375,000 at December 31, 2013 and 2012, respectively.

On December 18, 2012, the Company entered into a four-year loan with Sterling Bank in the amount of $163,000 with a maturity date of January 1, 2017. The loan is secured by all inventory, receivables and equipment. The interest rate is fixed at 3.25%. The balance outstanding on this loan was $102,327 and $163,000 at December 31, 2013 and December 31, 2012, respectively.

The Company’s preferred shares have a provision that calls for dividends of 12%, declared semi-annually, and paid in preferred shares.  As a result of the dividend provision, we issued 906 shares of our preferred stock in 2013, resulting in an increase in preferred stock of $90,600 and reduction of additional paid in capital for the same amount. In 2012, we issued 798 shares of preferred stock, increasing preferred stock by $79,800 and decreasing additional paid in capital. As of the date of this report, there is no plan to issue additional shares of preferred stock.

The Company’s common shares have a provision that allows dividends to be paid in cash at the discretion of the board of directors; however, the Company’s board of directors has never declared a dividend on common stock and there is no assurance that future dividends will be declared on the Company’s common stock.

The Company’s management does not believe the current cash and cash flow from operations will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future. The Company will likely require additional cash resources which will require the Company to sell additional equity securities or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties including: investors’ perception of, and demand for, securities of alternative manufacturing companies; conditions of the United States and other capital markets in which we may seek to raise funds; and future results of operations, financial condition and cash flow.  Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, if at all.  Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

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

It is the opinion of management that the audited consolidated financial statements for the calendar years ended December 31, 2013 and 2012 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Corporation

We have audited the accompanying consolidated balance sheets of Powin Corporation (the "Company"), as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in note 2 to the consolidated financial statements, the Company had net losses of $5.6 million in 2013 and $4.1 million in 2012 and cash used in operations of $2.9 million and $2.5 million, respectively. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these conditions are also set forth in note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California
April 15, 2014

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2013	2012

Net sales	$17,872,083	$42,306,364
Cost of sales	16,653,336	38,809,018
Gross profit	1,218,747	3,497,346

Operating expenses	6,479,610	6,846,934
Loss from operations	(5,260,863)	(3,349,588)

Other expenses	(528,642)	(849,562)
Loss before income taxes	(5,789,505)	(4,199,150)
Provision for income taxes	69,495	88,167
Net loss	(5,859,000)	(4,287,317)
Net loss attributable to non-controlling interest in subsidiaries	(179,373)	(166,047)
Net loss attributable to Powin Corporation	(5,679,627)	(4,121,270)

Loss per share: (1)
Basic	$(0.36)	$(0.26)
Diluted	$(0.36)	$(0.26)

Weighted average shares outstanding: (1)
Basic	16,227,778	16,220,139
Diluted	16,227,778	16,220,139

(1)
All common share and per share amounts in these consolidated financial statements reflect the one for ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective October 17, 2013, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Year ended December 31,
	2013	2012

Net loss	$(5,859,000)	$(4,287,317)
Other comprehensive loss
Foreign currency translation adjustment	(638)	10,512
Comprehensive loss	(5,859,638)	(4,276,805)

Comprehensive loss attributable to non-controlling interest in subsidiaries	(418,920)	(239,548)
Comprehensive loss attributable to Powin Corporation	$(5,440,718)	$(4,037,257)

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31,	2013	2012

Assets
Current Assets
Cash	$964,039	$1,220,014
Accounts receivable, net of allowance for doubtful accounts of $435,492 and $613,107	1,784,358	2,650,756
Notes and other receivables, net	151,580	597,440
Inventories, net	1,831,453	2,194,208
Prepaid expenses	316,268	365,155
Total current assets	5,047,698	7,027,573

Property and equipment, net	1,991,688	2,316,883
Intangible assets, net	87,793	23,289
Total assets	$7,127,179	$9,367,745

Liabilities and shareholders' equity
Current Liabilities
Accounts payable	$1,652,238	$2,295,006
Accrued payroll and other accrued liabilities	1,016,277	472,221
Notes payables and current portion of long-term debt	917,789	1,738,605
Total current liabilities	3,586,304	4,505,832
Long-term debt	4,426,181	399,395
Total liabilities	8,012,485	4,905,227
Stockholders' Equity
Preferred stock, $100 face value, 25,000,000 shares
Authorized; 8,084 and 7,178 shares issued and outstanding, respectively	808,400	717,800
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,232,755 and 16,224,755 shares issued and outstanding, respectively (1)	16,233	16,225
Additional paid-in capital	10,460,896	10,039,690
Accumulated other comprehensive loss	(22,109)	(21,566)
Accumulated deficit	(11,725,904)	(6,046,277)
Minority interest in subsidiary	(422,822)	(243,354)
Total stockholders' equity	(885,306)	4,462,518
Total liabilities and shareholders' equity	$7,127,179	$9,367,745

(1)
 All common share and per share amounts in these consolidated financial statements reflect the one for ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective October 17, 2013, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Audited)
Year ended December 31,	2013	2012

OPERATING ACTIVITIES
Net loss	$(5,679,627)	$(4,121,270)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(179,373)	(166,047)
Depreciation and amortization	579,016	393,554
Loss on disposal of equipment	-	6,825
Reserve for slow moving and obsolete inventory	635,098	88,000
Share based compensation	266,968	150,238
Warrant revaluation	-	815,709
Value of warrants issued as settlement	244,846
Provision for (recovery of) doubtful accounts receivable	(135,867)	549,531
Provision for doubtful other receivable	37,319	303,914
Provision for income tax	69,495	71,298
Changes in operating assets and liabilities
Accounts receivable	1,002,265	2,078,329
Notes and other receivables	339,046	(214,029)
Inventories	(272,343)	766,655
Prepaid expenses	48,887	73,544
Accounts payable	(642,768)	(3,944,752)
Accrued payroll and other liabilities	744,996	171,060
Deferred taxes	-	434,748
Net cash used in operating activities	(2,942,042)	(2,542,693)
INVESTING ACTIVITIES
Acquisition of intangible assets	(93,345)	(20,407)
Capital expenditures	(224,981)	(747,607)
Proceeds from joint venture partner	-	(18,089)
Total cash used in investing activities	(318,326)	(786,103)
FINANCING ACTIVITIES
Net proceeds (repayments) under line-of-credit	(1,600,000)	1,600,000
Net proceeds from bank loan	-	163,000
Repayments on equipment leases	(164,969)	(100,000)
Net proceeds from note holders	4,770,000	-
Net cash provided by financing activities	3,005,031	1,663,000
Impact of foreign exchange on cash	(638)	10,512
Net decrease in cash	(255,975)	(1,655,284)
Cash at beginning of period	1,220,014	2,875,298
Cash at end of period	$964,039	$1,220,014
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$20,250	$26,086
Income taxes paid	$31,851	$16,869

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred	Preferred	Common	Common	Additional	Accumulated	Accumulated	Minority	Total
	Shares	Shares	Stock	Stock	Paid-in	Other Comp.	Deficit	Interest in	Stockholders'
		$ Amount	Shares	$ Amount	Capital	Income		Subsidiary	Equity
Balance at 12/31/2011 (1)	6,380	$638,000	16,217,255	$162,173	$9,007,595	$(30,500)	$(1,925,007)	$(60,796)	$7,791,465
Preferred dividends declared	798	79,800			(79,800)				-
Stock option comp expense					116,588				116,588
Shares issued for services			7,500	8	33,642				33,650
Warrant revaluation					815,709				815,709
Foreign currency translation						8,934		1,578	10,512
Net loss							(4,121,270)	(166,047)	(4,287,317)
Adjust for reverse split				(145,956)	145,956				-
Dissolution of Joint Venture								(18,089)	(18,089)
Balance at 12/31/2012 (1)	7,178	$717,800	16,224,755	$16,225	$10,039,690	$(21,566)	$(6,046,277)	$(243,354)	$4,462,518
Preferred dividends declared	906	90,600			(90,600)				-
Stock option comp expense					245,546				245,546
Shares issued for services			8,000	8	21,414				21,422
Warrant Issuance					244,846				244,846
Foreign currency translation						(543)		(95)	(638)
Net loss							(5,679,627)	(179,373)	(5,859,000)
Balance at 12/31/2013 (1)	8,084	$808,400	16,232,755	$16,233	$10,460,896	$(22,109)	$(11,725,904)	$(422,822)	$(885,306)

(1) All common share and per share amounts in these consolidated financial statements reflect the one for ten reverse stock split of the issued and outstanding shares of common stock of the Company, effective October 17, 2013, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Powin Corporation and its wholly-owned subsidiaries, Powin Manufacturing Corporation (“Manufacturing”), Powin Energy Corporation (“Energy”), Powin Wooden Product Service, Inc. (“Wooden”), Channel Partner Program (“CPP”), and majority-owned (85%) subsidiary, Powin Industries  S.A. de C.V. (“Powin Mexico”). All intercompany transactions and balances have been eliminated.

Estimates and assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of such estimates and assumptions include: loss contingencies; product warranties; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of our inventory; stock-based compensation forfeiture rates; and the potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

Foreign currencies

Assets and liabilities recorded in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated to U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service is performed or delivery has occurred, the price is fixed or determinable, and collectability is probable.

For product shipped directly from the Company’s warehouse or manufactured by the Company in the United States and then shipped to the customer, revenue is recognized at time of shipment as it is determined that ownership has passed to the customer at shipment and revenue is recognized.  Amounts billed to customers for freight and shipping are classified as revenue.

Products imported from China and shipped directly to the customer may be either FOB Port of Origin or FOB Shipping Destination United States  If the product is shipped FOB Port of Origin revenue is recognized at time of delivery to the Company’s representative in China, when the proper bills-of-lading have been signed by the customer’s agent and ownership passed to the customer.  For product shipped FOB Shipping Destination U.S., revenue is recognized when product is off-loaded at the United States Port of Entry and delivered to the customer, when all delivery documents have been signed by the receiving customer, and ownership has passed to the customer.

For orders placed requiring customized manufacturing, the Company requires the customer to issue its signed purchase order with documentation identifying the specifics of the product to be manufactured. Revenue is recognized on customized manufactured products upon delivery of the product.  If the customer cancels the purchase order after the manufacturing process has begun, the Company invoices the customer for any manufacturing costs incurred and revenue is recognized.  Orders canceled after delivery has occurred are fully invoiced to the customer and revenue is recognized, provided all other revenue recognition criteria are met.

Cost of goods sold

Cost of goods sold includes cost of inventory sold during the period, net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Advertising

The Company expenses the cost of advertising as incurred.  For the years ended December 31, 2013 and 2012, the amount charged to advertising expense was $36,408 and $67,466, respectively.

Research and development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Loss Per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted-average shares outstanding during the year.  Diluted loss per share is calculated by dividing net income by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.  Please refer to Note 9 for further discussion.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive income (loss) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income (loss), which begins with net income (loss) and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under U.S. GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive loss but are excluded from net loss. The amendments became effective beginning with the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive loss and do not change existing recognition and measurement requirements that determine net loss.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Accounts on deposit at our primary domestic financial institution are non-interest-bearing transaction accounts with unlimited insurance coverage by the Federal Deposit Insurance Corporation through December 31, 2013. At December 31, 2013 and 2012, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts.  Credit is generally extended on a short-term basis; thus, accounts receivable do not bear interest.  Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Bad debt expense (loss recovery) for the years ended December 31, 2013 and 2012 was ($135,867) and $549,531, respectively.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state.  For the years ended December 31, 2013 and 2012, the Company recorded a provision for inventory obsolescence of $635,098 and $88,000, respectively.

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

The Company depreciates property and equipment over the following estimated useful lives:

Manufacturing equipment	7-15 years
Leasehold improvements	39 years
Office equipment and computers	3-5 years
Autos	5-7 years

Intangible Assets

All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Noncontrolling interest

Noncontrolling interests in our subsidiary is recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Income taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.  In determining the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns, judgment and interpretation of statutes is required.  Additionally, the Company uses tax planning strategies as a part of its tax compliance program.  Judgments and interpretation of statutes are inherent in this process.

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the consolidated financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at December 31, 2013 and 2012, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.  The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on our consolidated net earnings, financial position or cash flows.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.The adoption of ASU 2013-02 did not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company has determined that the adoption of ASU 2011-11 will have no impact on its consolidated financial statements.

NOTE 2: GOING CONCERN

The Company sustained operating losses during the years ended December 31, 2013 and 2012 and incurred negative cash flows from operations in both years. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3:  CONCENTRATIONS OF CREDIT RISK

For the year end December 31, 2013, three customers accounted for $10.90 million or 60.0% of total revenues compared to sales of $27.22 million or 34.8% to the top three customers in 2012. As of December 31, 2013, three customers accounted for $1.03 million or 46.4% of the balance of accounts receivable. Three customers accounted for approximately $2.66M or 43.0% at December 31, 2012. No other customers represented more than 10% of the Company’s revenue for the years ended December 31, 2013 and 2012 or more than 10% of the balance of accounts receivable as of December 31, 2013 and 2012.

In 2012, the Company’s largest customer, Logan Outdoor Products, was considered to be a related party as Joseph Lu, the Company’s CEO and Chairman of the Board, held a material ownership interest in the company. Mr. Lu sold his ownership in Logan Outdoor Products in early 2013 and it is no longer considered to be a related party. Sales to Logan Outdoor Products were $14.72 million during the year ended December 31, 2012.

The Company purchased a substantial portion of its raw material and finished goods from three suppliers in China, which accounted for $7.74M or 57% of total purchases for the year ended December 31, 2013. The top three vendors represented 60%, or $19.85M of total purchases for the year ended December 31, 2012. No other vendors represented more than 10% of total purchases in either year.

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

NOTE 4:  NOTES AND OTHER RECEIVABLES

Notes and other receivables consist of the following:

Year ended December 31,	2013	2012
VAT receivable, Mexico	$349,587	$303,914
Notes receivable from third parties	125,721	233,840
Federal and state income tax refunds due	17,000	363,450
Other	8,859	150
Reserve for uncollectible VAT receivable	(349,587)	$(303,914)
Notes and other receivables, net	$151,580	$597,440

The Company has fully reserved for its Mexico VAT tax receivable as there is no expectation of collection.

NOTE 5:  INVENTORIES

The components of inventories were as follows:

Year ended December 31,	2013	2012
Raw materials	$249,289	$271,650
Work in progress	35,601	54,897
Finished goods	2,421,031	2,108,865
Reserve for slow moving and obsolete inventory	(874,468)	$(241,204)
Inventories, net	$1,831,453	$2,194,208

NOTE 6:  PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

Year ended December 31,	2013	2012
Equipment	$2,865,537	$2,799,574
Leasehold improvements	317,152	225,021
Computers	302,397	281,746
Vehicles	97,714	129,727
Furniture and fixtures	83,511	83,511
	3,666,311	3,519,579
Accumulation depreciation	(1,674,623)	(1,202,696)
Property and equipment - net	$1,991,688	$2,316,883

For the years ended December 31, 2013 and 2012, depreciation and amortization of property and equipment charged to operations was $579,016 and $393,554, respectively.

NOTE 7:  DEBT

The total carrying value of debt, including current and long-term portions, was as follows:

Year ended December 31,	2013	2012

Bank line-of-credit due May 15, 2013	$-	$1,600,000
Equipment loan due September 21, 2016	275,000	375,000
Equipment loan due June 1, 2016	102,327	163,000
Loan from Shareholder due July 31, 2014	500,000	-
Loan from Shareholder due June 30, 2015	2,000,000	-
Loan from third party due July 31, 2014	270,000	-
Loan from third party due June 30, 2015	2,000,000	-
Accrued interest	196,643	-
Total long-term debt, including current portion and accrued interest	$5,343,970	$2,138,000

In March 2011, the Company signed a new banking facility for a two-year $2,000,000 line-of-credit with a maturity date of May 15, 2013, secured by all receivables, inventory and equipment.  The line-of-credit was indexed to the prime rate less three-fourths of a point and was 2.5% at December 31, 2012.  In March 2013, the Company repaid all outstanding balances under this line and cancelled the facility.

In June 2011, the Company entered into a five-year equipment note payable with maximum borrowings available of $500,000 and a maturity date of June 21, 2016.  The interest rate on this equipment note payable is fixed at 3.05%.  The proceeds of this equipment note payable were used to upgrade outdated equipment and add new state-of-the-art metal manufacturing equipment to the Company’s Manufacturing and Mexico segments.  At December 31, 2013 and 2012, the Company’s equipment note payable balance was $275,000 and $375,000, respectively.  The Company has no covenants in respect to this equipment note payable, however it is secured by equipment purchased using this facility.

On December 18, 2012, the Company entered into an equipment loan for $163,000 with a maturity date of January 1, 2017. The loan is secured by inventory, receivables and equipment. The interest is calculated using interest rate of 3.25%. The outstanding loan balance as of December 31, 2013 and December 31, 2012 was $98,031 and $163,000 respectively.

In March 2013, the Company issued promissory notes in exchange for cash of $2.0 million each to Joseph Lu, CEO and Chairman of Powin and 3U (HK) Trading Co. (“3U”), an unrelated third party. Both notes are for a fixed interest rate of 6% and both have maturity dates of June 30, 2015. Neither of the notes carry any covenants requirements or restrictions.

On October 15, 2013 the Company issued a promissory note to Mr. Lu in the amount of $500,000 in exchange for cash. The interest rate on the note is 6% and had an initial maturity date of December 31, 2014. The note has subsequently been extended to a maturity date of July 31, 2014.

On December 20, 2013 the Company issued a promissory note in exchange for cash of $270,000 to 3U. The note bears interest at 6% and had an initial maturity date of January 31, 2014 that has subsequently been extended to July 31, 2014.

Subsequent to December 31, 2013 the Company has borrowed an additional $900,000 from two related parties at 6% interest, with various maturity dates ranging from June 30, 2014 through July 31, 2015. These borrowings are also disclosed in Note 13, Related Party Transactions and Note 15 Subsequent Events.

NOTE 8:  COMMITMENTS

Operating Leases

The Company leases a facility from Powin Pacific Properties, LLC., a company owned by the Company’s largest shareholder, Chairman of the Board and CEO, which serves as the Company’s corporate headquarters as well as the base of all operations, except Powin Manufacturing and Mexico.  This lease is through July 31, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

The Company leases a facility for Powin Manufacturing, which is owned by Powin Pacific Properties, LLC, expires on October 31, 2014.  This lease requires the Company to pay for all property taxes, utilities and facility maintenance.

The Company’s segment Powin Mexico leases a manufacturing facility owned by Powin Pacific Properties, LLC in Saltillo Coahuila Mexico.  This lease is through May 31, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending December 31,
2014	$723,696
2015	567,756
2016	567,756
2017	567,756
2018	567,756
Thereafter	1,442,437
Total	$4,437,157

For the years ended December 31, 2013 and 2012, total lease expense paid for all operating rents and leases was $766,854 and $754,884, respectively. These lease are also disclosed in Note 13, Related party transactions.

NOTE 9: LOSS PER SHARE

The components of basic and diluted Loss per share are as follows:

Year ended December 31,	2013	2012
Net loss attributable to common shareholders	5,679,627	4,121,270
Less preferred share dividends	90,600	79,800
Net loss available to common shareholders (A)	5,770,227	4,201,070

Weighted average outstanding shares of common stock (B)	16,227,778	16,220,139
Dilutive effect of securities	-	-
Common stock and common stock equivalents (C)	16,227,778	16,220,139

Loss per share
Basic (A/B)	0.36	0.26
Diluted (A/C)	0.36	0.26

For the years ended December 31, 2013 and 2012, the effect of warrants, stock options and convertible preferred stock are excluded from loss per share because their impact is considered to be anti-dilutive.

NOTE 10:  SHAREHOLDERS’ EQUITY

The Company has one class of preferred stock and one class of common stock. The preferred stock series A is convertible at a rate of rate of one (1) preferred share to two hundred (200) shares of Powin Corporation common stock. The Company’s preferred shares have a provision that calls for dividends of 12%, declared semi-annually, and paid in preferred shares. As a result of the dividend provision, we issued 906 shares of our preferred stock in 2013, resulting in an increase in preferred stock of $90,600 and reduction of additional paid in capital for the same amount. In 2012, we issued 798 shares of preferred stock, increasing preferred stock by $79,800 and decreasing additional paid in capital. As of the date of this report, there is no plan to issue additional shares of preferred stock.

Effective October 17, 2013, the Company completed a 1-for-10 reverse stock split of its issued and outstanding common stock. The number of shares of common stock issued and outstanding post-reverse stock split is 16,230,754. All fractional shares have been rounded up to the next whole share. There is no reduction in the number of the Company’s shareholders of record. Share disclosures for all periods presented have been adjusted to reflect the reverse split.

The Company has not paid dividends on common stock, nor has it repurchased common stock and does not intend to do either in the foreseeable future.

Shares of common stock outstanding are as follows:

Year ended December 31,	2013	2012

Balance, beginning of year	16,224,755	16,217,255
Shares issued in exchange for debt	-	-
Shares issued as compensation to directors	8,000	7,500
Balance, end of year	16,232,755	16,224,755

In addition, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2013, all 100,00 warrants remain outstanding.

NOTE 11:  STOCK OPTIONS

In February 2011, the Company’s Board of Directors approved the adoption of the Powin Corporation 2011 Stock Option Plan (“the Plan”) and submitted its ratification to the shareholders at the shareholders’ meeting held June 15, 2011, where the shareholders approved the Plan.

 The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for 1,170,000 shares of common stock.  There were no stock options granted in 2012. On August 6, 2013, the Company granted another 1,640,000 stock options under the same plan to all employees. Awards are granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant. The 2013 grant included immediate vesting of 20% of the options resulting in greater expense recognized than in previous years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model using. The following assumptions were used to determine the fair value of the options at date of original issuance on August 6, 2013:

Dividend Yield	0%
Expected volatility	161.80%
Risk-free interest rate	1.39%
Term in years	9.92

The Company has never paid a cash dividend and does not intend to pay cash dividends in the foreseeable future, so the dividend yield used in the calculation is 0%.The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The term of the option is the expiration as there is no ready market for employees to exercise and sell shares and to date no option has been exercised on the 2011 plan.

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Options	price	(Years)	Intrinsic Value

Outstanding at December 31, 2011	1,090,000	$1.02	6.92	$844,578

Options granted	-	-		-
Options exercised	-	-		-
Options forfeited	(350,000)	1.02		(271,195)
Outstanding at December 31, 2012	740,000	1.02	5.37	573,383

Options granted	1,640,000	0.35	10.00	568,190
Options exercised	-	-	-	-
Options forfeited	(220,000)	0.62	-	(136,194)
Outstanding at December 31, 2013	2,160,000	$0.47	8.21	$1,005,379

Exercisable at December 31, 2013	312,000	$0.35	9.66	$108,095

Stock option expense included in operating expense for the years ended December 31, 2013 and 2012 is $245,546 and $116,588, respectively.

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

A description of our operating segments as of December 31, 2013 and December 31, 2012, follows.

Contract manufacturing (formerly OEM):

Outsourced manufacturing for North American companies, including senior citizen safety products; steel gun safes; outdoor cooking equipment; trampolines; plastic products and small electronic appliances. Contract manufacturing also offers logistic services and a qualified engineer team to support and provide in-house design.

Manufacturing (formerly QBF):

Our manufacturing segment, formerly named Quality Bending and Fabrication (“QBF”), manufactures various truck parts and components primarily for Freightliner Trucks, a division of Daimler Trucks North America, the largest manufacturer of heavy-duty vehicles in North America. Daimler Trucks North America designs, builds and markets a wide range of Class 3-8 vehicles including long-haul highway tractors, heavy-duty construction and vocational trucks, mid-range trucks for distribution and service, school and transit buses, fire and emergency service apparatus, and chassis for step vans, school and shuttle buses, and motor homes.  Freightliner Trucks is headquartered in Portland, Oregon, with truck manufacturing facilities located in Portland and throughout the United States and Mexico.

Manufacturing is completed at the Company’s leased facility in Tualatin, Oregon as well as arranging the outsourced manufacturing at a third-party factory in Qingdao, China.

Energy:

Powin Energy has developed market leading architecture that utilizes proprietary patent-pending energy storage technology for scalable grid energy storage systems, power supply units for electric vehicles, and transportation applications. Through December 31, 2013, the Energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. The Company expects increase operations from this segment in 2014.

 Powin Mexico:

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2013, but are expected to increase in 2014.

Channel Partner Program (CPP):

CPP offers distribution channels for North American companies to sell their products in China as well selling certain consumer products through U.S.-based retailers and marketplaces, including online.

Warehousing (formerly Wooden):

Warehousing services in support of the Company’s customers across all segments.

Revenues, net loss before income taxes and total assets of each of the Company’s segments are as follows:

Year ended December, 31	2013	2012
Revenue
Contract manufacturing	$12,397,954	$35,426,341
Manufacturing	4,584,849	5,797,094
Energy	205,210	193,959
Mexico	137,449	84,284
CPP	348,237	485,218
Warehousing	198,384	319,468
Consolidated	$17,872,083	$42,306,364

Year ended December, 31	2013	2012
Net loss before income taxes
Contract manufacturing	$(348,147)	$(85,447)
Manufacturing	(641,347)	(1,042,608)
Energy	(3,270,590)	(1,345,522)
Mexico	(1,195,821)	(1,106,981)
CPP	(280,962)	(469,894)
Warehousing	(52,638)	(148,698)
Consolidated	$(5,789,505)	$(4,199,150)

Year ended December, 31	2013	2012
Total assets
Contract manufacturing	$2,704,776	$4,247,750
Manufacturing	2,184,633	2,531,270
Energy	644,083	719,858
Mexico	1,191,306	1,312,440
CPP	314,270	400,684
Warehousing	88,111	155,743
Consolidated	$7,127,179	$9,367,745

All assets are owned in the United States, except for the assets of Powin Mexico, all of which are in Mexico.

For the year beginning January 1, 2014, the Company has realigned its’ legal entity and segment structure as follows:

Legal entity name	Business segment name

Powin Corporation	Holding company and Corporate
Powin Contract Manufacturing Corporation	Contract manufacturing
Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy
Powin Product and Service Corporation	Products and services
Powin Industries S.A. de C.V.	Mexico

Going forward, Powin Corporation will be the holding company for all subsidiaries as well as the employer of record for corporate overhead employees, those defined as supporting more than one segment. Such overhead costs may, at Management’s discretion, be allocated to segments as deemed appropriate.

Contract Manufacturing, formerly OEM, operations will be moved to a separate legal entity, Powin Contract Manufacturing Corporation, effective January 1, 2014. This legal entity was previously named Channel Partner Program.

Powin Wooden Product Service, Inc. was renamed Powin Product and Service Corporation and, effective January 1, 2014, will contain the operations of the former CPP segment, Warehousing segment and may be used for other new product or service offerings, yet to be determined.

NOTE 13:  RELATED PARTY TRANSACTIONS

The Company engaged in a number of related party transactions during the years reported: Sales to related parties; lease payments to a related party; borrowings from related parties; and salaries paid to related parties. Management believes that all of these related party transactions were conducted at market prices with customary market terms.

Sales to related parties and related accounts receivable balances were as follows:

Year ended December 31,	2013	2012

Sales	$5,120,896	$14,754,143
Accounts receivable	54,836	245,122

Sales were made to several companies in which the Lu family holds, or held, a significant interest. During 2013, most of these interests have been liquidated. As a result, we expect sales to related parties to be significantly lower in 2014.

During the year ended December 31, 2013, the Company purchased $487,513 of inventory for resale from a company that is 100% owned the Lu family. As of December 31, 2013, the remaining balance included in accounts payable related to this purchase was $422,868.

Payments made to Powin Pacific Properties LLC for facility leases were:

Year ended December 31,	2013	2012

Powin Corporation	$418,536	$418,959
Powin Manufacturing	202,722	202,722
Powin Industries SA de CV (Powin Mexico)	84,931	133,203
Total	$706,189	$754,884

All Powin facilities are leased from Powin Pacific Properties LLC, a company owned by the Lu family. Management believes these leases were entered into at market rates and market terms prevailing at the time of the lease agreement. The leases are described in more detail in NOTE 8, Commitments.

The Company paid wages and bonuses to related parties as follows:

Year ended December 31,	2013	2012

CEO and Chairman of the board	$140,000	$240,000
Spouse of the CEO	24,480	24,480
Brother of the CEO	60,000	52,834
Son of the CEO	39,896	18,130
Total	$264,376	$335,444

During 2013, the Company borrowed funds from Joseph Lu and an unrelated third party to finance operations. In March 2013, Joseph Lu loaned the Company $2.00 million at an interest rate of 6% with a maturity date of July 31, 2015.

On October 15, 2013 the Company borrowed $500,000 from Mr. Lu at an interest rate of 6% and an initial maturity date of December 31, 2014. Subsequently, the maturity date was extended to July 31, 2014 with all other terms remaining the same.

Subsequent to December 31, 2013, the Company has borrowed an additional $900,000 from Mr. Lu’s two sons under five promissory notes, each with interest rates of 6% and maturity dates ranging from June 20, 2014 through July 31, 2015.

NOTE 14:  INCOME TAXES

The provision for income taxes consists of the following:

Year ended December 31,	2013	2012
Current:
Federal	$54,495	$16,869
State	15,000	-
	69,495	16,869
Net Operating Losses Carryback	-	(363,450)
	69,495	(346,581)
Deferred:
Federal	(1,941,503)	(549,126)
State	(397,231)	43,817
	(2,338,734)	(505,309)
Change in Valuation Allowance	2,338,734	940,057

Provision for Income Taxes	$69,495	$88,167

A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes is as follows:

Year ended December 31,	2013	2012
US Federal Statutory Rate @ 34%	$(1,925,973)	$(1,052,736)
State Taxes, Net of Federal Effect	(246,751)	(95,609)
Warrant Repricing	93,913	277,341
Penalties	57,534
Stock Compensation	94,182
Valuation Allowance	2,338,734	940,057
Other	(21,585)	19,114
Prior Period Adjustment	(320,559)	-

Total	$69,495	$88,167

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset were as follows:

Year ended December 31,	2013	2012

Current:
Allowance for Inventory Obsolescence	$335,411	$97,929
Allowance for Doubtful Accounts	163,439	248,922
Other	49,700	-
	548,550	346,851
Valuation Allowance	(548,550)	(346,851)

Total	$-	$-

Noncurrent:
Net Operating Losses	$2,548,461	$562,032
Property, Equipment and Intangibles	121,579	(98,218)
Share-based Compensation	21,123	43,809
Tax Credits	39,078	80,902
Other	-	4,682
	2,730,241	593,207
Valuation Allowance	(2,730,241)	(593,207)

Total	$-	$-

Based on the Company’s current financial and operational situation, management determined that it is more likely than not that the United States federal and state deferred tax assets will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its United States federal and state deferred tax assets as of December 31, 2013 and 2012.

As of December 31, 2013, the Company has approximately $4.3 million and $7.5 million of net operating loss (“NOL”) carry-forwards for federal and state income tax purposes, respectively. Expiration of the Company’s NOL carry-forwards begins in 2021. Section 382 of the Internal Revenue code of 1986 provide for an annual limitation of approximately $67,000 on the utilization of net operating loss carry-forwards as the Company underwent an ownership change in 2008, as defined in section 382. This limitation has been reflected in the United States federal and state net operating loss carry-forwards.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2013 and 2012.

The Company has identified United States federal and Oregon as major jurisdictions. The Company is currently open to audit under United States and state statute of limitations by the taxing authorities for 2010 through 2013.

NOTE 15:  SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company has borrowed $900,000 for use in operations from Danny and Peter Lu, the sons of Joseph Lu, CEO and Chairman of the Board, under five promissory notes as listed below:

Date of borrowing	Lender	Due Date	Interest rate	Amount

January 27, 2014	Danny Lu	June 30, 2014	6%	250,000
February 11, 2014	Peter Lu	June 30, 2014	6%	250,000
February 24, 2014	Danny Lu	July 31, 2015	6%	100,000
March 28, 2014	Peter Lu	June 30, 2014	6%	200,000
March 28, 2014	Danny Lu	June 30, 2014	6%	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2013 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2013 and 2012.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2013 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name	Age	Position
Joseph Lu	60	Chief Executive Officer, Principle Financial Officer and Chairman of the Board of Directors
Jeffrey Grumbling	53	President; Chief Executive Officer and President of Powin Energy
Jingshuang Jeanne Liu	54	Vice President, Supply Chain, Director
Danny Lu	24	Vice President, Procurement, Director
Jim Osterman	76	Director
George Gabriel	69	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu, 60, received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science. Mr. Lu formed Powin Corporation in 1990 and has served as its President since inception. Prior to founding Powin, Mr. Lu served as the General Manager of the Shunn Feng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986 Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the Shunn Feng. Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware.

Jeffrey Grumbling, 53, was appointed President effective December 19, 2013. Mr. Grumbling join the company on May 13, 2013 serving as President and Chief Executive Officer of Powin Energy, a position he continues to hold. During 2012, Mr. Grumbling was Senior Vice-President Business Development for PEI Manufacturing, Portland, Oregon. From 2005-2012, he was Senior Director of Operations for Rx Labs, West for Carl Zeiss Vision, San Diego, CA. He also served as Senior Division Manager/ Manufacturing and Logistics for Wal-Mart Stores, Inc. Optical Division from 2002 to 2005.

Jingshuang Jeanne Liu, 54, has been with the Company since 1996 and served as the President of the company until December 19, 2013.Ms. Liu now serves as Vice President, Supply Chain and remains a Director. Prior to her employment at the Company, Ms. Liu was the Officer Manager at the Northwest China Council from 1994 to 1996. She received her Bachelor of Science degree in Geography from Beijing Normal University in 1982. Subsequently, she received her Master of Science in Geography from the University of Idaho in 1989 and her Master of Business Administration from the University of Idaho in 1991.

Danny Lu, 24, was appointed to the Board of Directors effective September 20, 2013. Mr. Lu is the Managing Director and Marketing Manager of Powin Corporation.  Mr. Lu was the co-founder of Two Hype Feet where he was in charge of promotion and social media. He also has served as warehouse manager at Skywalker Trampolines. Mr. Lu earned a degree in International Business Studies from the University of Oregon.

Mr. Lu is the son of Joseph Lu, the Chief Executive Officer and Chairman of the Board of the Company.

Jim Osterman , 76, was appointed to the Board of Directors effective  November 6, 2013. Mr. Osterman is currently the President of JSO Ventures, LLC, Oregon City, Oregon which is a real estate investment and management consulting firm. Previously, Mr. Osterman was Chairman and CEO of Blount International, Inc. from 2002 to 2010.  He was President of the Outdoor Power Group of Blount from 1986 to 2002; Senior Vice President of Marketing, Manufacturing and Engineering from 1979 to 1986; and Director of European Operations from 1968 to 1979. Mr. Osterman lived in Europe for twelve years in that position. Mr. Osterman joined the Board of Directors of Cascade Corporation in 1994 and served as Chairman of the Board from 2002 to 2013.

Mr. Osterman attended Western Oregon University and the Harvard Business School Program for Management Development. Mr. Osterman has fifty years of worldwide international business experience beginning with Omark Industries, Inc. in 1959.

George Gabriel, 69, was appointed as director effective as of September 5, 2012.  For the past six years, Mr. George Gabriel served as the Chief Financial Officer of Oregon Resources Corporation, Inc. Mr. Gabriel served at Electrolux AB. He has broad experience as a Financial Manager and Controller for various entities including manufacturing, distribution and natural resources. He has founded a successful building products distribution company and participated in the startup and financing of mineral exploration and natural resource development companies. He has held staff positions with Arthur Andersen in Portland and with Moss Adams, LLP in Vancouver, WA. Mr. Gabriel is a Certified Public Accountant.

Effective October 11, 2013, Zaixiang Liu resigned as a director of the Company.

Family Relationships

Several relatives of Joseph Lu are or were employed by the Company. Mei Yi Lu, Joseph Lu’s wife, was employed by the Company as the accounts payable and accounts receivable clerk during the year ended December 31, 2013.  Effective December 31, 2013, Mrs. Lu resigned from the Company. Danny Lu, Joseph Lu’s son, is employed by the Company as Vice President, Procurement and serves on the Board of Directors. Eric Lu, Joseph Lu’s brother, is the IT manager.

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

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

At the present time, we have an Audit Committee and a Compensation Committee. Our director, George Gabriel, serves on the Audit Committee and our Director, Jim Osterman, serves on the Compensation Committee. We currently do not have a nominating committee or committees performing similar functions nor do we have a written nominating, compensation charter.  The board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Audit Committee Financial Expert

Our Director, George Gabriel, qualifies as our “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-B.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following describes  the compensation paid to our principal executive officer and each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2013 who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2013 and 2012, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary compensation table
Name and principal position	Year	Salary	Bonus	Stock awards	Option Awards	All other compensation	Total
		($)	($)	($)	($)	($)	($)
Joseph Lu	2013	140,000	-	5,356	-	-	145,356
CEO and Chairman	2012	240,000	-	8,850	-	-	248,850

Jeffrey Grumbling	2013	102,307	-	-	86,614	-	188,921
President	2012	-	-	-	-	-	-

Jingshuang Liu	2013	107,346	-	5,356	51,696	-	164,398
Vice President, Director	2012	118,087	5,000	8,850	-	-	131,937

Option awards represent the grant date fair value of options granted

Stock awards represent the market value of common stock issued to members of the board of directors as compensation for their services. For the years ended December 31, 2013 and 2012, 500 shares were paid quarterly to each director. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Director compensation table
Name and principal position	Year	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	All other compensation	Total
		($)	($)	($)	($)	($)	($)
George Gabriel	2013		5,356				5,356
Director, Audit Committee	2012		1,950				1,950

Fred Liu	2013		4,106				4,106
Director	2012		8,850				8,850

Danny Lu	2013		1,250				1,250
Director	2012		-				-

Ty Masom	2013		-				-
Director	2012		5,150				5,150

Compensation of Directors

Members of the Board of Directors are compensated at the rate of 500 shares of our common stock per fiscal quarter.  We may elect to issue additional stock options to such persons from time to time.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Common stock	Joseph Lu 20550 SW 115th Ave Tualatin, OR 97062	13,378,590	(a)	82.417%

Common stock	Danny Lu 20550 SW 115th Ave Tualatin, OR 97062	600,500		3.699%

Common stock	Jingshuang (Jeanne) Liu 12155 SW Ibis Ter Beaverton, OR 97007	65,667		0.405%

Common stock	George Gabriel 16135 SW Cormorant Dr Beaverton, OR 97007	2,500		0.015%

(a) These shares are held by Joseph Lu and Mei Yi Lu as Co-Trustees of the Joseph Lu Trust dated August 17, 2007, as amended

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
 AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 213 and December 31, 2012, in which the amount involved in the transaction exceeded $120,000.

The Company pays a monthly salary of US$20,000 per month to Joseph Lu in consideration for his services as the Chief Executive Officer.

Powin Pacific Properties LLC (“Powin Pacific”), of which Joseph Lu is the controlling member and Manager, owns the facilities currently used by the Company and its subsidiaries. Payments made by the Company to Powin Pacific were as follows:

Year ended December 31,	2013	2012

Powin Corporation	$418,536	$418,959
Powin Manufacturing	202,722	202,722
Powin Industries SA de CV (Powin Mexico)	84,931	133,203
Total	$706,189	$754,884

During 2013, the company borrowed funds from Joseph Lu and an unrelated third party to finance operations. In March 2013, Joseph Lu loaned the Company $2.00 million at 6% with a maturity date of June 30, 2015.

On October 15, 2013 the Company borrowed $500,000 from Mr. Lu at an interest rate of 6% and an initial maturity date of December 31, 2014. Subsequently, the maturity date was extended to July 31, 2014 with all other terms remaining the same.

Subsequent to December 31, 2013, the Company has borrowed an additional $900,000 from Mr. Lu’s two sons under five promissory notes, each with interest rates of 6% and maturity dates ranging from of June 30, 2014 through July 31, 2015.

During the year ended December 31, 2013, the Company purchased $487,513 of inventory for resale from a company that is 100% owned the Lu family. As of December 31, 2013, the remaining balance included in accounts payable related to this purchase was $422,868.

Corporate Governance

Our directors are Joseph Lu, Jingshuang (Jeanne) Liu, Danny Lu, Jim Osterman and George Gabriel.  The Board of Directors has established an Audit Committee and a Compensation Committee. At present time, the Board of Directors does not have a nominating committee. The entire Board of Directors serves as the Nominating Committee.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accountants for professional services rendered for the years ended December 31, 2013 and 2012.

Year ended December 31,	2013	2012

Audit fees	$79,560	$60,436
Audit-related fees	9,053	29,780
Tax fees	-	-
All other fees	-	-
Total	$88,613	$90,216

Audit Fees

Audit fees expensed for Anton & Chia, LLP, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2013 and 2012 were $79,560 and $60,436, respectively.

Audit Related Fees

For the years ended December 31, 2013 and 2012, the aggregate fees expenses in respect to the assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $9,053 and $29,780,  respectively.

Tax Fees

None.

All Other Fees

None.

Our audit committee has adopted a policy governing the pre-approval of all services, audit and non-audit, to be provided to our company by our independent auditors.  Under the policy, the audit committee has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence.  Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Anton & Chia, LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Anton & Chia, LLP.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Included with this Report is an audited balance sheet as of the years ended December 31, 2013 and 2012 and audited statements of income, cash flows and changes in stockholders’ equity for the years ended December 31, 2013 and 2012.

Exhibit No.	Description
2.1	Articles of Merger and Plan of Reorganization between Powin Corporation and Exact Identification Corporation as filed with the State of Nevada on August 22, 2008
3.3	Articles of Incorporation of the Company (formerly known as Global Technology, Inc.)
3.4	Articles of Amendment for Global Technology, Inc.
3.5	Bylaws of Advanced Precision Technology, Inc.
3.6	Articles of Amendment Advanced Precision Technology, Inc.
3.7	Certificate of Amendment of U.V. Color, Incorporated
3.8	Amended and Restated Articles of Incorporation of Powin Corporation
3.9 4.1	Amended and Restated Bylaws of Powin Corporation Warrant to Global Storage Group, LLC dated April 15, 2013
4.2	Warrant to Virgil L. Beaston dated April 15, 2013
10.1	Lease Update for Tri County Industrial Park Building #13
10.2	Lease Update for Tri County Industrial Park Building #16
10.4	Lease for Powin Center
10.5	Lease for Tualatin Property
10.6	Employment Agreement for Joseph Lu
10.7	Employment Agreement for Zaixiang Fred Liu
10.8	Employment Agreement for Jingshuang “Jeanne” Liu
10.9	Business Loan Agreement and Amendment between Powin Corporation and Sterling Savings Bank
10.10	Business Loan Agreement and Amendment between QBF, Inc. and Sterling Savings Bank
10.11	Lease for Property used by Powin Manufacturing Corporation
10.13	Summary of Oral Contracts
10.14	Letter of Waiver from Sterling Savings Bank regarding Business Loan Agreements
10.15	Loan AgBusiness Loan Agreements Between Key Bank National Association and Powin Corporation
10.16	Promissory Note between Key Bank National Association and Powin Corporation
10.17	Lease Agreement for Powin 115TH Tualatin Facility between Powin Corporation and Powin Pacific Properties, LLC.
10.18	Lease agreement between Powin Industries S.A. de C.V. (a Mexican Company) and Powin Pacific Properties, LLC.
10.19	Strategic Cooperation Joint venture Agreement between Shandong RealForce Enterprises Co, and Powin Corporation
14.1	Code of Ethics
21.1	List of Subsidiaries
31.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joseph Lu, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registration for QBF, Inc.

All of the above listed exhibits with the exception of exhibits 4, 21.1, 31.1, 31.2, 32, 32.1 and 32.2 which are filed herewith, were filed with our Form S-1 Registration Statement, as amended and our previous reports in form 10-K and are collectively incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN CORPORATION

By: /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)
Dated:  April 15, 2014