Form 10-Q
period 2014-03-31
POWIN CORP
filed 2014-05-20
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 20, 2014, there were 16,235,339 shares of Common Stock, $0.001 par value, outstanding and 8,084 shares of Preferred Stock, $100 face value, outstanding.

POWIN CORPORATION
Index

PART I.         FINANCIAL INFORMATION

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
Assets	(unaudited)	(audited)
Current Assets
Cash	$668,438	$964,039
Accounts receivable, net of allowance for doubtful accounts of $442,672 and $435,492	1,625,089	1,784,358
Notes and other receivables, net	132,491	151,580
Inventories, net	1,708,807	1,831,453
Prepaid expenses	283,340	316,268
Total current assets	4,418,165	5,047,698

Property and equipment, net	1,871,097	1,991,688
Intangible assets, net	78,372	87,793
Total assets	$6,367,634	$7,127,179

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$1,267,946	$1,652,238
Accrued payroll and other accrued liabilities	1,121,390	1,016,277
Notes payables and current portion of long-term debt	1,730,938	917,789
Total current liabilities	4,120,274	3,586,304
Long-term debt	4,550,522	4,426,181
Total liabilities	8,670,796	8,012,485
Stockholders' deficit
Preferred stock, $100 face value, 25,000,000 shares
Authorized; 8,084 and 8,084 shares issued and outstanding, respectively	808,400	808,400
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,235,255 and 16,232,755 shares issued and outstanding, respectively	16,235	16,233
Additional paid-in capital	10,513,748	10,460,896
Accumulated other comprehensive loss	(21,705)	(22,109)
Accumulated deficit	(13,149,704)	(11,725,904)
Minority interest in subsidiary	(470,136)	(422,822)
Total stockholders' deficit	(2,303,162)	(885,306)
Total liabilities and shareholders' deficit	$6,367,634	$7,127,179

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2014	2013

Net sales	$2,534,759	$6,842,231
Cost of sales	2,019,404	5,922,170
Gross profit	515,355	920,061

Operating expenses	1,914,724	1,585,802
Loss from operations	(1,399,369)	(665,741)

Other expenses	(71,816)	(12,972)
Loss before income taxes	(1,471,185)	(678,713)
Provision for income taxes	0	8,000
Net loss	(1,471,185)	(686,713)
Net loss attributable to non-controlling interest in subsidiaries	(47,385)	(17,762)
Net loss attributable to Powin Corporation	(1,423,800)	(668,951)

Loss per share:
Basic and diluted	$(0.09)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	16,232,755	16,217,255

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three months ended March 31,
	2014	2013

Net loss	$(1,471,185)	$(686,713)
Other comprehensive loss
Foreign currency translation adjustment	475	(330)
Comprehensive loss	(1,470,710)	(687,043)

Comprehensive loss attributable to non-controlling interest in subsidiaries	(466,306)	(17,810)
Comprehensive loss attributable to Powin Corporation	$(1,004,404)	$(669,233)

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss attributable to Powin Corporation	$(1,423,800)	$(668,951)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(47,385)	(17,762)
Depreciation and amortization	130,012	75,008
Reserve for slow moving and obsolete inventory	31,481	153,235
Share based compensation	52,854	28,600
Provision for (recovery of) doubtful accounts receivable	7,180	93,419
Provision for doubtful other receivable	13,663	-
Changes in operating assets and liabilities
Accounts receivable	152,089	(1,428,701)
Notes and other receivables	5,426	2,288
Inventories	91,165	(65,811)
Prepaid expenses	32,928	57,192
Accounts payable	(384,293)	604,248
Accrued payroll and other liabilities	184,173	(229,879)
Net cash used in operating activities	(1,154,507)	(1,397,114)
INVESTING ACTIVITIES
Acquisition of intangible assets	-	(9,609)
Total cash used in investing activities	-	(9,609)
FINANCING ACTIVITIES
Net repayments under line-of-credit	-	(1,600,000)
Repayments on equipment leases	(41,569)	(34,394)
Net proceeds from note holders	900,000	4,008,877

Net cash provided by financing activities	858,431	2,374,483
Impact of foreign exchange on cash	475	(330)
Net increase (decrease) in cash	(295,601)	967,430
Cash at beginning of period	964,039	1,220,014
Cash at end of period	$668,438	$2,187,444
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$3,098	$21,352
Income taxes paid	$-	$8,000

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2014.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities Exchange Commission.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Powin Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Foreign currencies

Assets and liabilities recorded in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated to U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

Use of estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

Note 2: Going concern

The Company sustained operating losses during the three months ended March 31, 2014 and 2013 and for the years ended December 31, 2013 and 2012 and incurred negative cash flows from operations in those same periods. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

 The components of basic and diluted Loss per share are as follows:

	Three months ended March 31,
	2014	2013

Net loss attributable to common shareholders	(1,423,800)	(668,951)
Less preferred share dividends	-	-
Net loss available to common shareholders (A)	(1,423,800)	(668,951)

Weighted average outstanding shares of common stock (B)	16,232,755	16,217,255
Dilutive effect of securities	-	-
Common stock and common stock equivalents (C)	16,232,755	16,217,255

Loss per share
Basic (A/B)	$(0.09)	$(0.04)
Diluted (A/C)	$(0.09)	$(0.04)

For the three months ended March 31, 2014 and 2013, the effect of warrants, stock options and convertible preferred stock are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 4: Debt

The total carrying value of debt, including current and long-term portions, was as follows:

	March 31, 2014	December 31, 2013

Equipment loan due September 21, 2016	$250,000	$275,000
Equipment loan due June 1, 2016	88,856	102,327
Loan from Shareholder due July 31, 2014	500,000	500,000
Loan from Shareholder due June 30, 2015	2,000,000	2,000,000
Loan from third party due July 31, 2014	270,000	270,000
Loan from third party due June 30, 2015	2,000,000	2,000,000
Loans from shareholders due June 30, 2014	800,000	-
Loan from shareholder due July 31, 2015	100,000	-
Accrued interest	272,604	196,643
Total long-term debt, including current portion and accrued interest	$6,281,460	$5,343,970

During the three months ended March 31, 2014, the Company borrowed an additional $900,000 from two related parties at 6% interest, with various maturity dates ranging from June 30, 2014 through July 31, 2015.

Note 5:  Capital stock

For the three months ended March 31, 2014 the Company issued 2,500 shares of common stock to each of the 5 board members as compensation for their services.

Note 6:  Related party transactions

All of the Company’s facilities are owned by Lu Pacific Properties LLC, formerly named Powin Pacific Properties LLC, a company owned by Joseph Lu, CEO and Chairman of the Board. Rent expenses were $188,721 for the three months ended March 31, 2014 and 2013. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Mr. Lu previously owned 45% of Logan Outdoor Products, LLC, though he sold his ownership in 2013.  The Company made sales to Logan Outdoor Products in the amount of $0 and $3,221,923 for the three months ended March 31, 2014 and 2013, respectively. There were not amounts due from or payable to Logan Outdoor Products at March 31, 2014 and December 31, 2013.

Mr. Lu, previously owned a 50% ownership interest in CoSource USA, LLC (“CoSource”) and was its managing member.  Effective April 26, 2013, the Company’s wholly-owned subsidiary, Powin Manufacturing Corporation (“Powin Manufacturing”) dba Quality Bending & Fabrication, Inc., (“QBF”) entered into an Asset Acquisition Agreement with CoSource to acquire all of the latter’s assets.  The purchase price was $493,095.27.

Note 7:  Business segment reporting

Basis for Presentation

Our operating businesses are organized based on the nature of markets and customers.  Segment accounting policies are the same as described in Note 1.

Effects of transactions between related companies are eliminated and consist primarily of inter-company transactions and transfers of cash or cash equivalents from corporate to support each business segment’s payroll, inventory sourcing and overall operations when each segment has working capital requirements. Corporate overhead costs are allocated to segments based on management’s estimates of the consumption of such services by each segment.

A description of our operating segments as of March 31, 2014 and March 31, 2013, follows.

Contract manufacturing (formerly OEM):

Outsourced manufacturing for North American companies, including senior citizen safety products; steel gun safes; outdoor cooking equipment; trampolines; plastic products and small electronic appliances. Contract manufacturing also offers logistic services and a qualified engineer team to support and provide in-house design.

Manufacturing (formerly QBF):

Our manufacturing segment, Powin Manufacturing formerly named Quality Bending and Fabrication (“QBF”), manufactures various truck parts and components primarily for Freightliner Trucks, a division of Daimler Trucks North America, the largest manufacturer of heavy-duty vehicles in North America. Daimler Trucks North America designs, builds and markets a wide range of Class 3-8 vehicles including long-haul highway tractors, heavy-duty construction and vocational trucks, mid-range trucks for distribution and service, school and transit buses, fire and emergency service apparatus, and chassis for step vans, school and shuttle buses, and motor homes.  Freightliner Trucks is headquartered in Portland, Oregon, with truck manufacturing facilities located in Portland and throughout the United States and Mexico.

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

Product & Service (formerly Channel Partner Program, Warehousing and Wooden)

The Product & Service segment contains the legacy operations of Channel Partner Program, a distribution channel for North American companies to sell their products in China as well selling certain consumer products through U.S.-based retailers and marketplaces, including online; and Warehousing, which provides warehousing services in support of the Company’s customers across all segments. The segment will be used for future products and services that are not related to an existing segment and haven’t reach a level to require separate management and segmentation.

 Powin Mexico:

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2013, but are expected to increase in 2014.

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Month ended March, 31
	2014	2013
Revenue
Contract manufacturing	$1,296,158	$5,678,797
Manufacturing	1,129,688	990,600
Energy	72,360	68,352
Mexico	33,588	30,802
Product & Service	2,965	73,680
Consolidated	$2,534,759	$6,842,231

	Month ended March, 31
	2014	2013
Net loss before income taxes
Contract manufacturing	$(147,670)	$(76,691)
Manufacturing	(179,505)	62,001
Energy	(746,330)	(537,605)
Mexico	(315,903)	(118,410)
Product & Service	(2,717)	(8,008)
Corporate	(79,060)
Consolidated	$(1,471,185)	$(678,713)

Note 8: Subsequent events

On April 29, 2014, the Company issued a promissory note in the amount of $300,000 to Lu Pacific LLC, Formerly Powin Pacific LLC, a Company owned by Joseph Lu, CEO and Chairman of Powin Corporation. The note is due July 31, 2015 and accrues interest at 6%.

On May 15, 2014, the Company borrowed an additional $200,000 from Joseph Lu. The note is due June 30, 2014 and accrues interest at 6%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 15, 2014, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Corporation and its wholly owned and majority-owned subsidiaries, unless the context otherwise specifically defines.

Basis of presentation

Effective January 1, 2014, the Company reorganized and renamed certain segments and changed the methodology for allocating corporate overhead costs. The below table lists legal entities and corresponding business segments as defined in the 10-Q compared to those described in previous filings.

As described in this Form 10-Q		As described in previous filings
Legal entity name	Business segment name	Legal entity name	Business segment name

Powin Corporation	Holding company and Corporate	Powin Corporation	Holding company
Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing
Powin Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy
Powin Product and Service Corporation	Product and service	Powin Wooden Product Service, Inc.	Warehousing	(a)
		Channel Partner Program	CPP	(a)
Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico

(a)
Effective January 1, 2014, the business segments formerly known as Warehousing and CPP were combined into a legal entity that was renamed Powin Product and Service Corporation. The corresponding business segment is named Product and Service and currently has limited operations and no employees.

Results of Operations

The following table presents the Company’s revenues by business segment, for the three months ended March 31, 2014 and 2013:

	Month ended March, 31
	2014	2013	$ Change	% Change
Revenue
Contract manufacturing	$1,296,158	$5,678,797	(4,382,639)	-77.2%
Manufacturing	1,129,688	990,600	139,088	14.0%
Energy	72,360	68,352	4,008	5.9%
Mexico	33,588	30,802	2,786	9.0%
Product & Service	2,965	73,680	(70,715)	-96.0%
Consolidated	$2,534,759	$6,842,231	(4,307,472)	-63.0%

Consolidated net sales for the three months ended March 31, 2014, decreased approximately $4.3 million or 63% from the same period of 2013. The decrease was substantially all in the contract manufacturing segment, which experienced a revenue decline of $4.4 million or 77.2% compared to the first quarter of 2013. The primary reason for the decrease was the loss of two customers that began purchasing directly from the manufacturers. On a sequential basis, Contract manufacturing revenues were down $258 thousand or 16.6% from the fourth quarter of 2013. The Company expects modest increases in Contract manufacturing revenues for the full year 2014.

All other segments performed as expected with Manufacturing sales increasing $139 thousand or 14%; Energy and Mexico remaining flat; and Product and Service revenue decreasing $70 thousand or 96% as the Company phased out the legacy businesses within this segment.

Manufacturing realized an increase in revenues as the relationship with the segment’s primary customer, Daimler Trucks North America, continues to improve.

The Energy segment is finalizing its product offerings and expects to book orders in the second half of 2014. Likewise, the Mexico segment is ramping production and expects see revenues increase in the second half of the year.

Consolidated operating expenses for the three months ended March 31, 2014, increased approximately $331 thousand dollars or 20.9%, from $1.6 million in the same period of 2013 to $1.9 million. The increase is primarily in salaries and professional fees in Energy to prepare the segment for the launch of new products in the second half of 2014.

For the three months ended March 31, 2014, the Company had net loss of approximately $1.4 million or $0.09 per share, compared to net loss of approximately $669 thousand or $0.04 per share for the same period of 2013.

Liquidity and Capital Resources

Cash used in operating activities were approximately $1.2 million for the three months ended March 31, 2014, compared to $1.4 million for the same period in 2013.

Cash used in investing activities was $0 and $9.6 thousand during the three months ended March 31, 2014 and 2013, respectively, as the Company has eliminated all non-critical capital expenditures.

Net cash provided from financing activities was $858 thousand and $2.4 million during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, the Company borrowed $900,000 from shareholders for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

January 27, 2014	Danny Lu	June 30, 2014	6%	250,000
February 11, 2014	Peter Lu	June 30, 2014	6%	250,000
February 24, 2014	Danny Lu	July 31, 2015	6%	100,000
March 28, 2014	Peter Lu	June 30, 2014	6%	200,000
March 28, 2014	Danny Lu	June 30, 2014	6%	100,000

Subsequent to March 31, 2014, the Company has borrowed an additional $500,000 from related parties as follows:

Borrowings subsequent to March 31, 2014:

Date of borrowing	Lender	Due Date	Interest rate	Amount

April 29, 2014	Lu Pacific Properties, LLC	July 31, 2014	6%	300,000
May 15, 2014	Joseph Lu	June 30, 2014	6%	200,000

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In March 2014, we issued a total of 2,500 shares of Common Stock to our five directors for their services on the Board of Director. Each director received 500 shares of Common Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the three-month period ended March 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information.

None

Item 6.  Exhibits.

31.1	Certification of the Chief Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934, , as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

By /s/ Joseph Lu
Joseph Lu
Chief Executive Officer
and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

By /s/ Jeffrey Grumbling
Jeffrey Grumbling
President

Date: May 20, 2014