Form 10-Q
period 2014-06-30
POWIN CORP
filed 2014-08-12
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 11, 2014, there were 16,237,839 shares of Common Stock, $0.001 par value, outstanding and 8,577 shares of Preferred Stock, $100 face value, outstanding.

POWIN CORPORATION
Index
PART I.         FINANCIAL INFORMATION

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2014	2013
Assets	(unaudited)	(audited)
Current Assets
Cash	$579,343	$964,039
Accounts receivable, net	1,765,036	1,784,358
Notes and other receivables, net	142,930	151,580
Inventories, net	1,865,744	1,831,453
Prepaid expenses and deposits	554,363	316,268
Total current assets	4,907,416	5,047,698

Property and equipment, net	1,749,015	1,991,688
Intangible assets, net	68,952	87,793
Total assets	$6,725,383	$7,127,179

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$2,325,884	$1,652,238
Accrued payroll and other accrued liabilities	1,444,587	1,016,277
Notes payables and current portion of long-term debt	2,571,977	917,789
Payable to related parties - current	4,270,368	-
Total current liabilities	10,612,816	3,586,304
Non-Current Liabilities
Notes payables and long-term debt – non current	165,546	4,426,181
Payable to related parties – non current	102,088	-
Total non-current liabilities	267,634	4,426,181
Total liabilities	10,880,450	8,012,485
Stockholders' deficit
Preferred stock, $100 face value, 25,000,000 shares
Authorized; 8,577 and 8,084 shares issued and outstanding, respectively	857,700	808,400
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,237,839 and 16,232,755 shares issued and outstanding, respectively	16,238	16,233
Additional paid-in capital	10,517,538	10,460,896
Accumulated other comprehensive loss	(21,517)	(22,109)
Accumulated deficit	(15,006,000)	(11,725,904)
Non-controlling interest	(519,026)	(422,822)
Total stockholders' deficit	(4,155,067)	(885,306)
Total liabilities and shareholders' deficit	$6,725,383	$7,127,179

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$2,469,668	$4,654,780	$5,004,427	$11,497,011
Cost of sales	2,435,357	4,369,805	4,454,761	10,291,975
Gross profit	34,311	284,975	549,666	1,205,036

Operating expenses	1,843,187	1,575,425	3,757,911	3,161,227
Loss from operations	(1,808,876)	(1,290,450)	(3,208,245)	(1,956,191)

Other income (expense)
Other expenses	(88,843)	(366,633)	(160,659)	(379,605)
Loss before income taxes	(1,897,719)	(1,657,083)	(3,368,904)	(2,335,796)
Provision for income taxes	7,500	8,000	7,500	16,000
Net loss	(1,905,219)	(1,665,083)	(3,376,404)	(2,351,796)
Net loss attributable to non-controlling interest in subsidiaries	(48,923)	(34,222)	(96,308)	(51,984)
Net loss attributable to Powin Corporation	(1,856,296)	(1,630,861)	(3,280,096)	(2,299,812)

Loss per share:
Basic	$(0.12)	$(0.10)	$(0.21)	$(0.15)
Diluted	$(0.12)	$(0.10)	$(0.21)	$(0.15)

Weighted average shares outstanding:
Basic	16,235,255	16,217,255	16,234,012	16,217,255
Diluted	16,235,255	16,217,255	16,234,012	16,217,255

See Accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(1,905,219)	$(1,665,083)	$(3,376,404)	$(2,351,796)
Other comprehensive loss
Foreign currency translation adjustment	221	(408)	696	(738)
Comprehensive loss	(1,904,998)	(1,665,491)	(3,375,708)	(2,352,534)

Comprehensive loss attributable to non-controlling interest in subsidiaries	(48,890)	(34,284)	(96,204)	(52,094)
Comprehensive loss attributable to Powin Corporation	$(1,856,108)	$(1,631,207)	$(3,279,504)	$(2,300,440)

See accompanying Notes to Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2014	2013

OPERATING ACTIVITIES
Net loss attributable to Powin Corporation	$(3,280,096)	$(2,299,812)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(96,308)	(51,984)
Depreciation and amortization	261,514	82,519
Reserve for slow moving and obsolete inventory	395,896	206,603
Share based compensation	105,948	52,000
Warrants expenses	-	244,845
Provision for (recovery of) doubtful accounts receivable	(3,267)	70,881
Provision for doubtful other receivable	19,144	8,354
Provision for income tax	7,500	-
Changes in operating assets and liabilities
Accounts receivable	22,589	(875,651)
Notes and other receivables	(17,994)	212,985
Inventories	(430,187)	(366,783)
Prepaid expenses and deposits	(238,095)	(34,642)
Accounts payable	673,646	721,462
Accrued payroll and other liabilities	428,310	(49,339)
Shares to be issued	-	7,000
Net cash used in operating activities	(2,151,400)	(2,071,562)

INVESTING ACTIVITIES
Acquisition of intangible assets	-	(99,782)
Total cash used in investing activities	-	(99,782)
FINANCING ACTIVITIES
Net repayments under line-of-credit	-	(1,600,000)
Repayments on long term debt	(70,937)	(65,824)
Net proceeds from payable to related parties	1,836,945	4,068,712
Net cash provided by financing activities	1,766,008	2,402,888
Impact of foreign exchange on cash	696	(738)
Net increase (decrease) in cash	(384,696)	230,806

Cash at beginning of period	964,039	1,220,014

Cash at end of period	$579,343	$1,450,820

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$5,463	$17,878

Income taxes paid	$7,500	$16,000

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the six-month period ended June 30, 2014, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities Exchange Commission.

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

Inventory

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the six months ended June 30, 2014 and 2013, the Company recorded a provision for inventory obsolescence of $395,896 and $206,603, respectively, which is included in cost of sales. The components of inventories were as follows:

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Raw materials	$244,448	$249,289
Work in progress	209,022	35,601
Finished goods	2,682,638	2,421,031
Reserve for slow moving and obsolete inventory	(1,270,364)	$(874,468)
Inventories, net	$1,865,744	$1,831,453

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

Segment reporting

ASC 280, Segment Reporting, formerly known as Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with the manner that the Company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

Note 2: Going concern

The Company sustained operating losses during the six months ended June 30, 2014 and 2013 and for the years ended December 31, 2013 and 2012 and incurred negative cash flows from operations in those same periods. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The components of basic and diluted loss per share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014 (Unaudited)	2013 (Unaudited))	2014 (Unaudited)	2013 (Unaudited)

Net loss attributable to common shareholders	(1,856,296)	(1,630,861)	(3,280,096)	(2,299,812)
Less preferred share dividends	-	-	-	-
Net loss available to common shareholders (A)	(1,856,296)	(1,630,861)	(3,280,096)	(2,299,812)

Weighted average outstanding shares of common stock (B)	16,235,255	16,217,255	16,234,012	16,217,255
Dilutive effect of securities	-	-	-	-
Common stock and common stock equivalents (C)	16,235,255	16,217,255	16,234,012	16,217,255

Loss per share
Basic (A/B)	$(0.12)	$(0.10)	$(0.21)	$(0.15)
Diluted (A/C)	$(0.12)	$(0.10)	$(0.21)	$(0.15)

For the three and six months ended June 30, 2014 and 2013, the effect of warrants, stock options and convertible preferred stock are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 4: Notes Payable and Long Term Debt

The total carrying value of notes payables and long-term debt, including current and long-term portions, was as follows:
	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Equipment loan starting September 20, 2011, due September 21, 2016, with 3.05% interest rate, with no collateral	$225,000	$275,000
Equipment loan starting December 18, 2012, due June 1, 2016, with 3.05% interest rate, with no collateral	82,066	102,327
Loan from a third party, starting December 20, 2013, due December 31, 2014, with 6% interest rate, with no collateral	270,000	270,000
Loan from a third party, starting March 26, 2013, due June 30, 2015, with 6% interest rate, with no collateral	2,000,000	2,000,000
Accrued interest	160,457	92,916
Total long-term debt, including current portion and accrued interest	$2,737,523	$2,740,243

Interest expenses related to notes payables and long-term debt amounted to $73,421 and $39,693 for the six months ended June 30, 2014 and 2013, respectively. Interest expenses related to notes payables and long-term debt amounted to $36,791 and $33,857 for the three months ended June 30, 2014 and 2013, respectively.

Note 5:  Capital stock

For the six months ended June 30, 2014 the Company issued 5,000 shares of common stock to five board members as compensation for their services. Each director received 1,000 shares of Common Stock valued at $2 per share.

Note 6:  Related party transactions

All of the Company’s facilities are owned by Lu Pacific Properties LLC, formerly named Powin Pacific Properties LLC, a company owned by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $188,721 for the three months ended June 30, 2014 and 2013. Rent expenses were $377,442 for the six months ended June 30, 2014 and 2013. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

As of June 30, 2014, notes payable to Lu Pacific Properties LLC amounted to $300,000. The Company borrowed $300,000 and paid back $0 during the six months ended June 30, 2014.

Mr. Lu previously owned 45% of Logan Outdoor Products, LLC, though he sold his ownership in 2013.  The Company made sales to Logan Outdoor Products in the amount of $0 and $3,221,923 for the three months ended June 30, 2014 and 2013, respectively. The Company made sales to Logan Outdoor Products in the amount of $0 and $3,977,854 for the six months ended June 30, 2014 and 2013, respectively. There were no amounts due from or payable to Logan Outdoor Products at June 30, 2014 and December 31, 2013.

Mr. Lu, previously owned a 50% ownership interest in CoSource USA, LLC (“CoSource”) and was its managing member.  Effective April 26, 2013, the Company’s wholly-owned subsidiary, Powin Manufacturing Corporation (“Powin Manufacturing”) dba Quality Bending & Fabrication, Inc., (“QBF”) entered into an Asset Acquisition Agreement with CoSource to acquire all of the latter’s assets. The purchase price was $493,095. Other expense of $339,181 was booked in relation to this acquisition in 2013.

As of June 30, 2014, notes payable to Mr. Lu amounted to $2,970,493. The Company borrowed $470,493 and paid back $0 during the six months ended June 30, 2014.

Peter Lu is Mr. Lu’s son. As of June 30, 2014, notes payable to Peter Lu amounted to $450,000. The Company borrowed $450,000 and paid back $0 during the six months ended June 30, 2014.

Danny Lu is Mr. Lu’s son. Danny Lu is also a director of the Company. As of June 30, 2014, notes payable to Danny Lu amounted to $450,000. The Company borrowed $450,000 and paid back $0 during the six months ended June 30, 2014.

Proceeds from payables to related parties include the following for the six months ended June 30, 2014:

On January 27, 2014, the Company borrowed an additional $250,000 from Danny Lu. The note is due June 30, 2014 and accrues interest at 6%. Danny Lu is the son of Mr. Lu. The note is extended to June 30, 2015, with interest rate of 6%.

On February 11, 2014, the Company borrowed an additional $250,000 from Peter Lu. The note is due June 30, 2014 and accrues interest at 6%. Peter Lu is the son of Mr. Lu. The note is extended to June 30, 2015, with interest rate of 6%.

On February 24, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due July 31, 2015 and accrues interest at 6%.

On March 28, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due June 30, 2014 and accrues interest at 6%. The note is extended to June 30, 2015, with interest rate of 6%.

On March 28, 2014, the Company borrowed an additional $200,000 from Peter Lu. The note is due June 30, 2014 and accrues interest at 6%. The note is extended to June 30, 2015, with interest rate of 6%.

On April 29, 2014, the Company issued a promissory note in the amount of $300,000 to Lu Pacific LLC, Formerly Powin Pacific LLC, a Company owned by Mr. Lu, CEO and Chairman of Powin Corporation. The note is due July 31, 2015 and accrues interest at 6%.

On May 15, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note is due June 30, 2014 and accrues interest at 6%. The note is extended to June 30, 2015, with interest rate of 6%.

On June 11, 2014, the Company borrowed an additional $70,493 from Mr. Lu. The note is due July 15, 2014 and accrues interest at 6%. The note is extended to June 30, 2015, with interest rate of 6%.

On June 25, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note is due July 1st, 2014 and accrues interest at 5%. The note is extended to June 30, 2015, with interest rate of 6%.

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Loan from Mr. Lu, starting March 11, 2013, due June 30, 2015, with 6% interest rate, with no collateral	$2,000,000	$2,000,000
Loan from Mr. Lu, starting October 15, 2013, due June 30, 2015, with 6% interest rate, with no collateral	500,000	500,000
Loan from Mr. Lu, starting May 15, 2014, due June 30, 2015, with 6% interest rate, with no collateral	200,000	-
Loan from Mr. Lu, starting June 11, 2014, due June 30, 2015, with 6% interest rate, with no collateral	70,492	-
Loan from Mr. Lu, starting June 25, 2014, due June 30, 2015, with 6% interest rate, with no collateral	200,000	-
Loan from a related party, starting April 29, 2014, due July 31, 2015, with 5% interest rate, with no collateral	300,000	-
Loan from Danny, starting January 27, 2014, due June 30, 2015, with 6% interest rate, with no collateral	250,000	-
Loan from Danny, starting February 24, 2014, due July 31, 2015, with 6% interest rate, with no collateral	100,000	-
Loan from Danny, starting March 28, 2014, due June 30, 2015, with 6% interest rate, with no collateral	100,000	-
Loan from Peter, starting February 11, 2014, due June 30, 2015, with 6% interest rate, with no collateral	250,000	-
Loan from Peter, starting March 28, 2014, due June 30, 2015, with 6% interest rate, with no collateral	200,000	-
Accrued interest	201,964	103,727
Total payable related parties, including current portion and accrued interest	$4,372,456	$2,603,727

Interest expenses related to notes payables and long-term debt amounted to $98,237 and $36,822 for the six months ended June 30, 2014 and 2013, respectively. Interest expenses related to notes payables and long-term debt amounted to $55,859 and $29,918 for the three months ended June 30, 2014 and 2013, respectively.

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

A description of our operating segments as of June 30, 2014 and June 30, 2013, follows.

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

Energy:

Powin Energy has developed market leading architecture that utilizes proprietary patent-pending energy storage technology for scalable grid energy storage systems, power supply units for electric vehicles, and transportation applications. Through December 31, 2013, the Energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. The Company expects increased operations from this segment in 2014.

Product & Service (formerly Channel Partner Program, Warehousing and Wooden)

The Product & Service segment contains the legacy operations of Channel Partner Program, a distribution channel for North American companies to sell their products in China as well as selling certain consumer products through U.S.-based retailers and marketplaces, including online; and Warehousing, which provides warehousing services in support of the Company’s customers across all segments. The segment will be used for future products and services that are not related to an existing segment and haven’t reach a level to require separate management and segmentation.

 Powin Mexico:

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2013, but are expected to increase in 2014.

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Three Months ended June 30,
	2014 (Unaudited)	2013 (Unaudited)
Revenue
Contract manufacturing	$1,118,005	$3,254,988
Manufacturing	1,205,291	1,226,421
Energy	137,290	85,574
Mexico	5,605	17,080
Product & Service	3,477	70,717
Consolidated	$2,469,668	$4,654,780

	Three Months ended June 30,
	2014 (Unaudited)	2013 (Unaudited)
Net loss before income taxes
Contract manufacturing	$(175,977)	$(277,870)
Manufacturing	(11,011)	(446,717)
Energy	(1,303,180)	(677,585)
Mexico	(326,150)	(228,150)
Product & Service	1,942	(26,761)
Corporate	(83,343)	-
Consolidated	$(1,897,719)	$(1,657,083)

	Six Months ended June 30,
	2014 (Unaudited)	2013 (Unaudited)
Revenue
Contract manufacturing	$2,414,163	$8,933,785
Manufacturing	2,334,979	2,217,021
Energy	209,650	153,926
Mexico	39,193	47,882
Product & Service	6,442	144,397
Consolidated	$5,004,427	$11,497,011

	Six Months ended June 30,
	2014 (Unaudited)	2013 (Unaudited)
Net loss before income taxes
Contract manufacturing	$(323,647)	$(354,561)
Manufacturing	(190,516)	(384,716)
Energy	(2,049,510)	(1,215,190)
Mexico	(642,053)	(346,560)
Product & Service	(775)	(34,769)
Corporate	(162,403)	-
Consolidated	$(3,368,904)	$(2,335,796)

Note 8: Subsequent events

On July 16, 2014, the Company issued a promissory note in the amount of $200,000 to 3U (HK) Trading Co. Limited, a third-party. The note is due July 31, 2015, is with no collateral, and accrues interest at 6%.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Danny, a related party. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Peter, a related party. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%.

On August 7, 2014, the Company’s subsidiary Powin Energy Corporation (“Powin Energy”) signed a Share Subscription Agreement (“the Agreement”) for an investment of $25,000,000 from SF Suntech, Inc., a Delaware corporation (“SF Suntech”), a wholly-owned subsidiary of Shunfeng Photovoltaic International Limited (“Shunfeng”). Pursuant to the terms of the Agreement, $5,200,000 of the $25,000,000 will be used by Powin Energy to pay off a loan owing to the Company and the balance will be used by Powin Energy for working capital and other purposes. The Agreement also granted SF Suntech an option to acquire another 30% of Powin Energy for $37,500,000 and the options are exercisable within two years from the grant date. Pursuant to a related Shareholder Agreement, SF Suntech will appoint four directors from a seven-person board of Powin Energy upon completing the $25,000,000 investment. The Company will pay a 6% finder’s fee to an unrelated party in connection with this transaction. Subject to the terms and conditions of the Share Subscription Agreement, the transaction is scheduled to close on August 29, 2014.

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

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Corporation and its wholly owned and majority-owned subsidiaries, unless the context specifically states otherwise.

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

Results of Operations

The following table presents the Company’s revenues by business segment, for the three months ended June 30, 2014 and 2013:

	Three Months ended June 30,
	2014(Unaudited)	2013 (Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$1,118,005	$3,254,988	(2,136,983)	(65.7)%
Manufacturing	1,205,291	1,226,421	(21,130)	(1.7)%
Energy	137,290	85,574	51,716	60.4%
Mexico	5,605	17,080	(11,475)	(67.2)%
Product & Service	3,477	70,717	(67,240)	(95.1)%
Consolidated	$2,469,668	$4,654,780	(2,185,112)	(46.9)%

Consolidated net sales for the three months ended June 30, 2014, decreased approximately $2.2 million or 46.9% from the same period of 2013. The decrease was substantially all in the contract manufacturing segment, which experienced a revenue decline of $2.1 million or 65.7% compared to the second quarter of 2013. The primary reason for the decrease was the loss of two customers that began purchasing directly from the manufacturers. On a sequential basis, Contract manufacturing revenues for the second quarter of 2014 were down $178 thousand or 13.7% from the first quarter of 2014.

For the three months ended June 30, 2014, compared to the same period last year, all other segments performed as expected with Manufacturing sales decreasing $21 thousand or 2%; Energy sales increasing $52 thousand or 60%; The Energy sales increase primarily due to continued investment being made by the company in this segment’s sales and new product development; Mexico sales decreasing $11 thousand or 67%. The decrease primary due to the truck parts sold to Daimler by Mexico last year were moved back to supply by Powin Manufacturing in 2014; and Product and Service revenue decreasing $67 thousand or 95% as the Company phased out the legacy businesses within this segment.

Manufacturing had decreased revenues because sales to the segment’s primary customer, Daimler Trucks North America, decreased during the three months ended June 30, 2014 compare to the same period last year.

The Energy segment is finalizing its product offerings and expects to book orders in the second half of 2014. Likewise, the Mexico segment is ramping production and expects to see revenues increase in the second half of the year.

Consolidated operating expenses for the three months ended June 30, 2014, increased approximately $268 thousand dollars or 17.0%, from $1.6 million in the same period of 2013 to $1.8 million. The increase is primarily in salaries and professional fees in Energy to prepare the segment for the launch of new products in the second half of 2014.

For the three months ended June 30, 2014, the Company had net loss of approximately $1.9 million or $0.12 per share, compared to net loss of approximately $1.6 million or $0.10 per share for the same period of 2013. The net loss increased is primarily due to the addition of key management personnel and outside consultants were hired on researching, developing and testing new energy products.

The following table presents the Company’s revenues by business segment, for the six months ended June 30, 2014 and 2013:

	Six Months ended June 30,
	2014 (Unaudited)	2013 (Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$2,414,163	$8,933,785	(6,519,622)	(73.0)%
Manufacturing	2,334,979	2,217,021	117,958	5.3%
Energy	209,650	153,926	55,724	36.2%
Mexico	39,193	47,882	(8,689)	(18.1)%
Product & Service	6,442	144,397	(137,955)	(95.5)%
Consolidated	$5,004,427	$11,497,011	(6,492,584)	(56.5)%

Consolidated net sales for the six months ended June 30, 2014, decreased approximately $6.5 million or 56.5% from the same period of 2013. The decrease was substantially all in the contract manufacturing segment, which experienced a revenue decline of $6.5 million or 73.0% compared to the first two quarters of 2013. The primary reason for the decrease was the loss of two customers that began purchasing directly from the manufacturers. On a sequential basis, Contract manufacturing revenues for the second quarter of 2014 were down $178 thousand or 13.7% from the first quarter of 2014.

For the six months ended June 30, 2014, compared to the same period last year, all other segments performed as expected with Manufacturing sales increasing $118 thousand or 5%; Energy sales increasing $56 thousand or 36%; The Energy sales increased primarily due to continued investment being made by the company in this segment’s sales and new product development; Mexico sales decreasing $9 thousand or 18%. The decrease primary due to the truck parts sold to Daimler by Mexico last year were moved back to supply by Powin Manufacturing in 2014; and Product and Service revenue decreasing $138 thousand or 96% as the Company phased out the legacy businesses within this segment.

Manufacturing realized an increase in revenues as the relationship with the segment’s primary customer, Daimler Trucks North America, improved during the six months ended June 30, 2014 compare to the same period last year.

The Energy segment is finalizing its product offerings and expects to book orders in the second half of 2014. Likewise, the Mexico segment is ramping production and expects to see revenues increase in the second half of the year.

Consolidated operating expenses for the six months ended June 30, 2014, increased approximately $597 thousand dollars or 18.9%, from $3.2 million in the same period of 2013 to $3.8 million. The increase is primarily in salaries and professional fees in Energy to prepare the segment for the launch of new products in the second half of 2014.

For the six months ended June 30, 2014, the Company had net loss of approximately $3.4 million or $0.21 per share, compared to net loss of approximately $2.4 million or $0.15 per share for the same period of 2013. As reported above the net loss increased is primarily due to the addition of key management personnel and outside consultants were hired on researching, developing and testing new products.

Liquidity and Capital Resources

Cash used in operating activities were approximately $2.2 million for the six months ended June 30, 2014, compared to $2.1 million for the same period in 2013.

Cash used in investing activities was $0 and $100 thousand during the six months ended June 30, 2014 and 2013, respectively, as the Company has eliminated all non-critical capital expenditures.

Net cash provided from financing activities was $1.8 million and $2.4 million during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, the Company borrowed $1,670,493 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

January 27, 2014	Danny Lu	June 30, 2015	6%	$ 250,000
February 11, 2014	Peter Lu	June 30, 2015	6%	$ 250,000
February 24, 2014	Danny Lu	July 31, 2015	6%	$ 100,000
March 28, 2014	Peter Lu	June 30, 2015	6%	$ 200,000
March 28, 2014	Danny Lu	June 30, 2015	6%	$ 100,000
April 29, 2014	Lu Pacific Properties, LLC	July 31, 2015	6%	$ 300,000
May 15, 2014	Joseph Lu	June 30, 2015	6%	$ 200,000
June10, 2014	Joseph Lu	June 30, 2015	6%	$ 70,493
June 24, 2014	Joseph Lu	June 30, 2015	5%	$ 200,000

Subsequent to June 30, 2014, the Company has borrowed an additional $200,000 from a third party and borrowed $80,000 from Danny and $80,000 from Peter as follows:

Borrowings subsequent to June 30, 2014:

Date of borrowing	Lender	Due Date	Interest rate	Amount

July16, 2014	3U (HK) Trading Co. Limited	July 31, 2015	6%	$ 200,000
August 4, 2014	Danny Lu	June 30, 2015	6%	$ 80,000
August 4, 2014	Peter Lu	June 30, 2015	6%	$ 80,000

On August 7, 2014, the Company’s subsidiary Powin Energy Corporation (“Powin Energy”) signed a Share Subscription Agreement (“the Agreement”) for an investment of $25,000,000 from SF Suntech, Inc., a Delaware corporation (“SF Suntech”), a wholly-owned subsidiary of Shunfeng Photovoltaic International Limited (“Shunfeng”). Pursuant to the terms of the Agreement, $5,200,000 of the $25,000,000 will be used by Powin Energy to pay off a loan owing to the Company and the balance will be used by Powin Energy for working capital and other purposes. The Agreement also granted SF Suntech an option to acquire another 30% of Powin Energy for $37,500,000 and the options are exercisable within two years from the grant date. Pursuant to a related Shareholder Agreement, SF Suntech will appoint four directors from a seven-person board of Powin Energy upon completing the $25,000,000 investment. The Company will pay a 6% finder’s fee to an unrelated party in connection with this transaction. Subject to the terms and conditions of the Share Subscription Agreement, the transaction is scheduled to close on August 29, 2014.

The Company’s management does not believe the current cash and cash flow from operations will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future. The Company will likely require additional cash resources that will require the Company to sell additional equity securities or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In six months ended June 30, 2014, we issued a total of 5,000 shares of Common Stock to our directors for their services on the Board of Director. Each director received 1,000 shares of Common Stock. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ( “1933 Act”) , provided by Section 4(a)(2) of the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the six-month period ended June 30, 2014.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

 Not Applicable.

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

Dated: August 11, 2014	By:	/s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)