Form 10-Q
period 2014-09-30
POWIN CORP
filed 2014-11-14
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2014, there were 16,240,839 shares of Common Stock, $0.001 par value, outstanding and 8,577 shares of Preferred Stock, $100 face value, outstanding.

POWIN CORPORATION
Index
PART I.         FINANCIAL INFORMATION

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
Assets	(unaudited)	(audited)
Current Assets
Cash	$2,494,081	$964,039
Accounts receivable, net	1,855,183	1,784,358
Notes and other receivables, net	162,185	151,580
Inventories, net	2,107,383	1,831,453
Prepaid expenses and deposits	549,417	316,268
Total current assets	7,168,249	5,047,698

Property and equipment, net	1,635,750	1,991,688
Intangible assets, net	59,531	87,793
Total assets	$8,863,530	$7,127,179

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$2,400,543	$1,652,238
Accrued payroll and other accrued liabilities	4,173,986	1,016,277
Notes payables and current portion of long-term debt	2,709,152	2,503,761
Payable to related parties - current	4,856,541	2,603,727
Total current liabilities	14,140,222	7,776,003
Non-Current Liabilities
Notes payables and long-term debt - non current	29,952	236,482
Payble to related parties - non current	-	-
Total non-current Liabilities	29,952	236,482
Total liabilities	14,170,174	8,012,485
Stockholders' deficit
Preferred stock, $100 face value, 25,000,000 shares Authorized;
8,577 and 8,084 shares issued and outstanding, respectively	857,700	808,400
Common stock, $0.001 par value, 575,000,000 shares Authorized;
16,240,839 and 16,232,755 shares issued and outstanding, respectively	16,241	16,233
Additional paid-in capital	10,556,789	10,460,896
Accumulated other comprehensive loss	(21,328)	(22,109)
Accumulated deficit	(16,151,771)	(11,725,904)
Non-controlling interest	(564,275)	(422,822)
Total stockholders' deficit	(5,306,644)	(885,306)
Total liabilities and shareholders' deficit	$8,863,530	$7,127,179

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net sales	$3,245,037	$3,397,720	$8,249,464	$14,894,731
Cost of sales	2,430,737	2,888,414	6,885,498	13,180,389
Gross profit	814,300	509,306	1,363,966	1,714,342

Operating expenses	1,909,181	1,634,038	5,667,092	4,795,265
Loss from operations	(1,094,881)	(1,124,732)	(4,303,126)	(3,080,923)

Other income (expense)
Other income	4,306	27,710	14,888	72,553
Interest expense	(104,291)	(51,256)	(275,532)	(136,522)
Loss on sales of assets	(7,300)	(4,977)	(7,300)	(4,977)
Other expenses	-	-	-	(339,182)
Other expenses	(107,285)	(28,523)	(267,944)	(408,128)
Loss before income taxes	(1,202,166)	(1,153,255)	(4,571,070)	(3,489,051)
Provision for income taxes	(11,250)	1,962	(3,750)	17,962
Net loss	(1,190,916)	(1,155,217)	(4,567,320)	(3,507,013)
Net loss attributable to non-controlling interest in subsidiaries	(45,145)	(49,119)	(141,453)	(101,103)
Net loss attributable to Powin Corporation	(1,145,771)	(1,106,098)	(4,425,867)	(3,405,910)

Loss per share:
Basic	$(0.08)	$(0.07)	$(0.28)	$(0.22)
Diluted	$(0.08)	$(0.07)	$(0.28)	$(0.22)

Weighted average shares outstanding:
Basic	16,237,839	16,228,851	16,235,357	16,226,851
Diluted	16,237,839	16,228,851	16,235,357	16,226,851

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net loss	$(1,190,916)	$(1,155,217)	$(4,567,320)	$(3,507,013)
Other comprehensive loss
Foreign currency translation adjustment	85	1,198	781	460
Comprehensive loss	(1,190,831)	(1,154,019)	(4,566,539)	(3,506,553)

Comprehensive loss attributable to non-controlling interest in subsidiaries	(45,249)	(48,939)	(141,453)	(101,033)
Comprehensive loss attributable to Powin Corporation	$(1,145,582)	$(1,105,080)	$(4,425,086)	$(3,405,520)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss attributable to Powin Corporation	$(4,425,867)	$(3,405,910)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(141,453)	(101,103)
Depreciation and amortization	388,269	187,083
Reserve for slow moving and obsolete inventory	304,786	336,537
Share based compensation	145,201	217,201
Warrants expenses	-	244,845
Loss on disposal of equipment	7,300	4,977
Provision for (recovery of) doubtful accounts receivable	1,002	(12,475)
Provision for doubtful other receivable	63,231	8,354
Interest expenses for loans from related parties	163,846
Interest expenses for notes payable	104,369	-
Changes in operating assets and liabilities
Accounts receivable	(71,827)	336,622
Due from related parties	-	282,251
Notes and other receivables	(73,836)	550,658
Inventories	(580,716)	(825,285)
Prepaid expenses and deposits	(233,149)	150,384
Accounts payable	748,306	(158,196)
Accrued payroll and other liabilities	3,157,709	(124,621)
Net cash used in operating activities	(442,829)	(2,308,678)
INVESTING ACTIVITIES
Notes receivable	-	(121,854)
Acquisition of intangible assets	-	(93,306)
Capital expenditures	(11,369)	(191,971)
Proceeds from disposal of equipment	-	2,000
Total cash used in investing activities	(11,369)	(405,131)
FINANCING ACTIVITIES
Net repayments under line-of-credit	-	(1,600,000)
Proceeds from notes payables and debt	200,000	-
Repayments to notes payables and debt	(305,508)	(125,667)
Net proceeds from payable to related parties	2,088,967	4,129,205
Net cash provided by financing activities	1,983,459	2,403,538
Impact of foreign exchange on cash	781	460
Net increase (decrease) in cash	1,530,042	(309,811)
Cash at beginning of period	964,039	1,220,014
Cash at end of period	$2,494,081	$910,203
SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$7,401	$21,403
Income taxes paid	$11,250	$23,851

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the nine-month period ended September 30, 2014, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities Exchange Commission.

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2014 and December 31, 2013, the Company’s bank balances exceeded insurances balances by $1,548,733 and $161,774, respectively. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the nine months ended September 30, 2014 and 2013, the Company recorded (recovery) and provision for inventory obsolescence of 304,786 and $336,537, respectively, which is included in cost of sales. The components of inventories were as follows:

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Raw materials	$430,055	$249,289
Work in progress	109,595	35,601
Finished goods	2,746,987	2,421,031
Reserve for slow moving and obsolete inventory	(1,179,254)	$(874,468)
Inventories, net	$2,107,383	$1,831,453

Foreign currencies

Assets and liabilities recorded in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated to U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

Use of estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

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

Note 2: Going concern

The Company sustained operating losses during the nine months ended September 30, 2014 and 2013 and for the years ended December 31, 2013 and 2012 and incurred negative cash flows from operations in those same periods. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The components of basic and diluted loss per share are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2014 (Unaudited)	2013 (Unaudited) )		2014 (Unaudited)	2013 (Unaudited)

Net loss attributable to common shareholders	$(1,190,916)	$(1,155,217)		$(4,567,320)	$(3,507,013)
Less preferred share dividends	(49,300)	-		(49,300)	-
Net loss available to common shareholders (A)	(1,240,216)	(1,155,217)		(4,616,620)	(3,507,013)

Weighted average outstanding shares of common stock (B)	16,237,839	16,228,85	1	16,235,357	16,226,851
Dilutive effect of securities	-	-		-	-
Common stock and common stock equivalents (C)	16,237,839	16,228,85	1	16,235,357	16,226,851

Loss per share
Basic (A/B)	$(0.08)	$(0.07)		$(0.28)	$(0.22)
Diluted (A/C)	$(0.08)	$(0.07)		$(0.28)	$(0.22)

For the three and nine months ended September 30, 2014 and 2013, the effect of warrants, stock options and convertible preferred stock are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 4: Notes Payable and Long Term Debt

Due to the extension of the promissory notes, the current and non current portions has been reclassed on December 31, 2013.

The total carrying value of notes payables and long-term debt, including current and long-term portions, was as follows:

	September 30, 2014		December 31, 2013
	(Unaudited)		(Audited)
	Current	Non Current	Current	Non Current
Equipment loan starting September 20, 2011, due September 21, 2016, with 3.05% interest rate, with no collateral，fully paid back on August 29, 2014	$-	$-	$100,000	$175,000
Equipment loan starting December 18, 2012, due June 1, 2016, with 3.05% interest rate, with no collateral	41,867	29,952	40,845	61,482
Loan from a third party, starting December 20, 2013, due December 31, 2014, with 6% interest rate, with no collateral	270,000	-	270,000	-
Loan from a third party, starting March 26, 2013, due June 30, 2015, with 6% interest rate, with no collateral	2,000,000	-	2,000,000	-
Loan from a third party, starting July 16, 2014, due July 31, 2015, with 6% interest rate, with no collateral	200,000	-	-	-
Accrued interest	197,285	-	92,916	-
Total long-term debt, including current portion and accrued interest	$2,709,152	$29,952	$2,503,761	$236,482

Interest expenses related to notes payables and long-term debt amounted to $104,369 and $73,467 for the nine months ended September 30, 2014 and 2013, respectively. Interest expenses related to notes payables and long-term debt amounted to $31,218 and $33,774 for the three months ended September 30, 2014 and 2013, respectively.

Note 5:  Capital stock

For the nine months ended September 30, 2014 the Company issued 8,000 shares of common stock to five board members as compensation for their services.

For the three months ended March 31, 2014 each of five directors received 500 shares of Common Stock valued at $2.00 per share for their services.

For the three months ended June 30, 2014 each of five directors received 500 shares of Common Stock valued at $2.00 per share for their services.

For the three months ended September 30, 2014 each of six directors received 500 shares of Common Stock valued at $1.65 per share for their service.

Note 6:  Payable To Related parties

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties LLC, (“Lu Pacific”) formerly named Powin Pacific Properties LLC, a company owned by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $152,304 for the three months ended September 30, 2014 and 2013. Rent expenses were $529,746 for the nine months ended September 30, 2014 and 2013. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Notes Payable To Related Parties
As of September 30, 2014, notes payable to Lu Pacific amounted to $508,475. The Company borrowed $508,475 and paid back $0 during the nine months ended September 30, 2014.

Mr. Lu previously owned 45% of Logan Outdoor Products, LLC, though he sold his ownership in 2013.  The Company made sales to Logan Outdoor Products in the amount of $0 and $0 for the three months ended September 30, 2014 and 2013, respectively. The Company made sales to Logan Outdoor Products in the amount of $0 and $3,977,854 for the nine months ended September 30, 2014 and 2013, respectively. There were no amounts due from or payable to Logan Outdoor Products at September 30, 2014 and December 31, 2013, respectively.

Mr. Lu, previously owned a 50% ownership interest in CoSource USA, LLC (“CoSource”) and was its managing member.  Effective April 26, 2013, the Company’s wholly-owned subsidiary, Powin Manufacturing Corporation (“Powin Manufacturing”) and Quality Bending & Fabrication, Inc., (“QBF”) entered into an Asset Acquisition Agreement with CoSource to acquire all of the latter’s assets. The purchase price was $493,095. Other expense of $339,181 was booked in relation to this acquisition in 2013.

As of September 30, 2014, notes payable to Mr. Lu amounted to $2,970,493. The Company borrowed $470,493 and paid back $0 during the nine months ended September 30, 2014.

Peter Lu is Mr. Lu’s son. As of September 30, 2014, notes payable to Peter Lu amounted to $555,000. The Company borrowed $555,000 and paid back $0 during the nine months ended September 30, 2014.

Danny Lu is Mr. Lu’s son. Danny Lu is also a director of the Company. As of September 30, 2014, notes payable to Danny Lu amounted to $555,000. The Company borrowed $555,000 and paid back $0 during the nine months ended September 30, 2014.

Danny Lu and Peter Lu together own 20% of PEI MFG, LLC (“PEI”). The Company made sales to PEI in the amount of $299,796 and $84,771 for the three months ended September 30, 2014 and 2013, respectively. The Company made sales to PEI in the amount of $562,876 and $274,568 for the nine months ended September 30, 2014 and 2013, respectively. There were no amounts payable to PEI at September 30, 2014 and December 31, 2013, respectively. Amounts due from PEI amounted to $171,684 and $45,521 at September 30, 2014 and December 31, 2013, respectively.

Due to the extension of the promissory notes, the current and non current portions has been reclassed on December 31, 2013.

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	September 30, 2014		December 31, 2013
	(Unaudited)		(Audited)
	Current	Non Current	Current	Non Current
Loan from Mr. Lu, starting March 11, 2013, due June 30, 2015, with 6% interest rate, with no collateral	$2,000,000	$-	$2,000,000		$-
Loan from Mr. Lu, starting October 15, 2013, due June 30, 2015, with 6% interest rate, with no collateral	500,000	-	500,000		-
Loan from Mr. Lu, starting May 15, 2014, due June 30, 2015, with 6% interest rate, with no collateral	200,000	-	-		-
Loan from Mr. Lu, starting June 11, 2014, due June 30, 2015, with 6% interest rate, with no collateral	70,492	-	-		-
Loan from Mr. Lu, starting June 25, 2014, due June 30, 2015, with 6% interest rate, with no collateral	200,000	-	-		-
Loan from Lu Pacific, starting April 29, 2014, due July 31, 2015, with 6% interest rate, with no collateral	300,000	-	-		-
Loan from Lu Pacific, starting August 29, 2014, due June 30, 2015, with 6% interest rate, with no collateral	208,475	-	-		-
Loan from Danny, starting January 27, 2014, due June 30, 2015, with 6% interest rate, with no collateral	250,000	-	-		-
Loan from Danny, starting February 24, 2014, due July 31, 2015, with 6% interest rate, with no collateral	100,000	-	-		-
Loan from Danny, starting March 28, 2014, due June 30, 2015, with 6% interest rate, with no collateral	100,000	-	-		-
Loan from Danny, starting August 4, 2014, due June 30, 2015, with 6% interest rate, with no collateral	80,000	-	-		-
Loan from Danny, starting August 15, 2014, due June 30, 2015, with 6% interest rate, with no collateral	25,000	-	-		-
Loan from Peter, starting February 11, 2014, due June 30, 2015, with 6% interest rate, with no collateral	250,000	-	-		-
Loan from Peter, starting March 28, 2014, due June 30, 2015, with 6% interest rate, with no collateral	200,000	-	-		-
Loan from Peter, starting August 4, 2014, due June 30, 2015, with 6% interest rate, with no collateral	80,000	-	-		-
Loan from Peter, starting August 15, 2014, due June 30, 2015, with 6% interest rate, with no collateral	25,000	-	-		-
Accrued interest	267,574	-	103,727		-
Total payable related parties, including current portion and accrued interest	$4,856,541	$-	$2,603,727	$

Interest expenses related to payable to related parties amounted to $163,846 and $67,068 for the nine months ended September 30, 2014 and 2013, respectively. Interest expenses related to payables to related parties amounted to $65,609 and $30,246 for the three months ended September 30, 2014 and 2013, respectively.

Proceeds during the nine months ended September 30, 2014

Proceeds from payables to related parties include the following for the nine months ended September 30, 2014:

On January 27, 2014, the Company borrowed an additional $250,000 from Danny Lu. The note is due September 30, 2014 and accrues interest at 6%. Danny Lu is the son of Mr. Lu. The note is extended to June 30, 2015, with interest rate of 6%.

On February 11, 2014, the Company borrowed an additional $250,000 from Peter Lu. The note is due September 30, 2014 and accrues interest at 6%. Peter Lu is the son of Mr. Lu. The note is extended to June 30, 2015, with interest rate of 6%.

On February 24, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due July 31, 2015 and accrues interest at 6%.

On March 28, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due September 30, 2014 and accrues interest at 6%. The note is extended to June 30, 2015, with interest rate of 6%.

On March 28, 2014, the Company borrowed an additional $200,000 from Peter Lu. The note is due September 30, 2014 and accrues interest at 6%. The note is extended to June 30, 2015, with interest rate of 6%.

On April 29, 2014, the Company issued a promissory note in the amount of $300,000 to Lu Pacific. The note is due July 31, 2015 and accrues interest at 6%.

On May 15, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note is due September 30, 2014 and accrues interest at 6%. The note is extended to June 30, 2015, with interest rate of 6%.

On June 11, 2014, the Company borrowed an additional $70,492 from Mr. Lu. The note is due July 15, 2014 and accrues interest at 6%. The note is extended to June 30, 2015, with interest rate of 6%.

On June 25, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note is due July 1st, 2014 and accrues interest at 5%. The note is extended to June 30, 2015, with interest rate of 6%.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%.

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Danny Lu . The note is due June 30, 2015, is with no collateral, and accrues interest at 6%.

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%.

On August 29, 2014, the Company issued a promissory note in the amount of $208,475 to Lu Pacific. The note is due June 30, 2015 and accrues interest at 6%.

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

A description of our operating segments as of September 30, 2014 and September 30, 2013, follows.

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

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Three months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Revenue
Contract manufacturing	$1,592,210	$2,172,945
Manufacturing	1,383,112	1,131,574
Energy	241,854	37,290
Mexico	20,383	23,637
Product & Service	7,478	32,274
Consolidated	$3,245,037	$3,397,720

	Three months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Net loss before income taxes
Contract manufacturing	$62,819	$(28,748)
Manufacturing	101,432	55,510
Energy	(973,154)	(828,613)
Mexico	(300,964)	(327,458)
Product & Service	5,891	(23,946)
Corporate	(98,190)	-
Consolidated	$(1,202,166)	$(1,153,255)

	Nine months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Revenue
Contract manufacturing	$4,006,373	$11,106,730
Manufacturing	3,718,091	3,348,595
Energy	451,504	191,216
Mexico	59,576	71,519
Product & Service	13,920	176,671
Consolidated	$8,249,464	$14,894,731

	Nine months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Net loss before income taxes
Contract manufacturing	$(260,828)	$(383,309)
Manufacturing	(89,084)	(329,206)
Energy	(3,022,664)	(2,043,803)
Mexico	(943,017)	(674,018)
Product & Service	5,116	(58,715)
Corporate	(260,593)	-
Consolidated	$(4,571,070)	$(3,489,051)

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

Results of Operations

The following table presents the Company’s revenues by business segment, for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014(Unaudited)	2013 (Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$1,592,210	$2,172,945	(580,735)	(26.7)%
Manufacturing	1,383,112	1,131,574	251,538	22.2%
Energy	241,854	37,290	204,564	548.6%
Mexico	20,383	23,637	(3,254)	(13.8)%
Product & Service	7,478	32,274	(24,796)	(76.8)%
Consolidated	$3,245,037	$3,397,720	(152,683)	(4.5)%

Consolidated net sales for the three months ended September 30, 2014, decreased approximately $200 thousand or 4.5% from the same period of 2013. The decrease was substantially all in the contract manufacturing segment, which experienced a revenue decline of approximately $600 thousand or 26.7% compared to the third quarter of 2013. The primary reason for the decrease was the loss of two customers that began purchasing directly from the manufacturers. On a sequential basis, Contract manufacturing revenues for the third quarter of 2014 were up $474 thousand or 42.4% from the second quarter of 2014.

For the three months ended September 30, 2014, compared to the same period last year, all other segments performed as expected. Manufacturing sales increased approximately $252 thousand or 22% due to sales to the segment’s primary customer, Daimler Trucks North America, decreased during the three months ended September 30, 2014 compared to the same period last year. Energy sales increased approximately $205 thousand or 549% due to continued investment being made by the Company in this segment’s sales and new product development. Mexico sales decreased approximately $3 thousand or 14% primary due to the truck parts sold to Daimler by Mexico last year were moved back to supply by Powin Manufacturing in 2014. Mexico segment is ramping production and expects to see revenues increase in 2015. Product and Service revenue decreased approximately $25 thousand or 77% as the Company phased out the legacy businesses within this segment.

Consolidated operating expenses for the three months ended September 30, 2014, increased approximately $275 thousand dollars or 16.8%, from $1.6 million in the same period of 2013 to $1.9 million. The increase is primarily in salaries and professional fees in Energy to prepare the segment for the launch of new products in the third half of 2014.

For the three months ended September 30, 2014, the Company had net loss of approximately $1.19 million or $0.08 per share, compared to net loss of approximately $1.16 million or $0.07 per share for the same period of 2013. The net loss increased is primarily due to increased operating expenses.

The following table presents the Company’s revenues by business segment, for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$4,006,373	$11,106,730	(7,100,357)	(63.9)%
Manufacturing	3,718,091	3,348,595	369,496	11.0%
Energy	451,504	191,216	260,288	136.1%
Mexico	59,576	71,519	(11,943)	(16.7)%
Product & Service	13,920	176,671	(162,751)	(92.1)%
Consolidated	$8,249,464	$14,894,731	(6,645,267)	(44.6)%

Consolidated net sales for the nine months ended September 30, 2014, decreased approximately $6.6 million or 44.6% from the same period of 2013. The decrease was substantially all in the contract manufacturing segment, which experienced a revenue decline of approximately $7.1 million or 63.9% compared to the first three quarters of 2013. The primary reason for the decrease was the loss of two customers that began purchasing directly from the manufacturers. On a sequential basis, Contract manufacturing revenues for the third quarter of 2014 were down $178 thousand or 13.7% from the first quarter of 2014.

For the nine months ended September 30, 2014, compared to the same period last year, all other segments performed as expected. Manufacturing sales increased approximately $369 thousand or 11% as the relationship with the segment’s primary customer, Daimler Trucks North America, improved during the nine months ended September 30, 2014 compare to the same period last year. The Energy sales increased approximately $260 thousand or 136% primarily due to continued investment being made by the company in this segment’s sales and new product development. The Energy segment is finalizing its product offerings and expects to book orders in 2015. Likewise, the Mexico segment is ramping production and expects to see revenues increase in the second half of the year.
Mexico sales decreased approximately $12 thousand or 17% primary due to the truck parts sold to Daimler by Mexico last year were moved back to supply by Powin Manufacturing in 2014. Product and Service revenue decreased $163 thousand or 92% as the Company phased out the legacy businesses within this segment.

Consolidated operating expenses for the nine months ended September 30, 2014, increased approximately $872 thousand dollars or 18.2%, from $4.8 million in the same period of 2013 to $5.7 million. The increase is primarily in salaries and professional fees in Energy to prepare the segment for the launch of new products in the third quarters of 2014.

For the nine months ended September 30, 2014, the Company had net loss of approximately $4.6 million or $0.28 per share, compared to net loss of approximately $3.5 million or $0.22 per share for the same period of 2013. As reported above the net loss increased is primarily due to increased operating expenses.

Liquidity and Capital Resources

Cash used in operating activities were approximately $0.44 million for the nine months ended September 30, 2014, compared to $2.31 million for the same period in 2013. The decrease of cash used in operating activities is mainly due to more increase in accrued payroll and other liabilities, more increase of accounts payable, less purchase of inventories, offset by decreased net income, and more increase of notes and other receivable.

Cash used in investing activities was $11 thousand and $405 thousand during the nine months ended September 30, 2014 and 2013, respectively, as the Company has eliminated all non-critical capital expenditures and did not acquire any intangible assets during the nine months ended September 30, 2014.

Net cash provided from financing activities was $2.0 million and $2.4 million during the nine months ended September 30, 2014 and 2013, respectively. The decrease is due to less proceeds from payables from related parties offset by decreased payments to line of credit.

During the nine months ended September 30, 2014, the Company borrowed $2,088,967 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

January 27, 2014	Danny Lu	June 30, 2015	6%	$ 250,000
February 11, 2014	Peter Lu	June 30, 2015	6%	$ 250,000
February 24, 2014	Danny Lu	July 31, 2015	6%	$ 100,000
March 28, 2014	Peter Lu	June 30, 2015	6%	$ 200,000
March 28, 2014	Danny Lu	June 30, 2015	6%	$ 100,000
April 29, 2014	Lu Pacific Properties, LLC	July 31, 2015	6%	$ 300,000
May 15, 2014	Joseph Lu	June 30, 2015	6%	$ 200,000
June10, 2014	Joseph Lu	June 30, 2015	6%	$ 70,492
June 24, 2014	Joseph Lu	June 30, 2015	6%	$ 200,000
August 4, 2014	Danny Lu	June 30, 2015	6%	$ 80,000
August 4, 2014	Peter Lu	June 30, 2015	6%	$ 80,000
August 15, 2014	Danny Lu	June 30, 2015	6%	$ 25,000
August 15, 2014	Peter Lu	June 30, 2015	6%	$ 25,000
August 29, 2014	Lu Pacific Properties, LLC	June 30, 2015	6%	$ 208,474

On August 7, 2014, the Company’s subsidiary Powin Energy Corporation (“Powin Energy”) signed a Share Subscription Agreement (“the Agreement”) for an investment of $25,000,000 from SF Suntech, Inc., a Delaware corporation (“SF Suntech”), a wholly-owned subsidiary of Shunfeng Photovoltaic International Limited (“Shunfeng”). Pursuant to the terms of the Agreement, $5,200,000 of the $25,000,000 will be used by Powin Energy to pay off a loan owing to the Company and the balance will be used by Powin Energy for working capital and other purposes. The Agreement also granted SF Suntech an option to acquire an additional 30% of Powin Energy for $37,500,000  which options are exercisable within two years from the grant date. Pursuant to a related Shareholder Agreement, SF Suntech will appoint four directors from a seven-person board of Powin Energy upon completing the $25,000,000 investment. The Company will pay a 6% finder’s fee to an unrelated party in connection with this transaction. The transaction has not closed as of this  report  and is  expected to close at the end of November 2014. SF Suntech paid $3,000,000 good faith deposit under the Agreement  on August 29, 2014.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In nine months ended September 30, 2014, we issued a total of 8,000 shares of Common Stock to our directors for their services on the Board of Director. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ( “1933 Act”) , provided by Section 4(a)(2) of the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the nine-month period ended September 30, 2014.

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

Dated: November 14, 2014	By:	/s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)