Form 10-K
period 2014-12-31
POWIN CORP
filed 2015-03-24
CIK 1468780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 000-54015

POWIN CORPORATION
(Name of small business issuer in its charter)

Nevada	87-0455378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20550 SW 115 th Ave., Tualatin OR	97062
Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (503) 598-6659

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act   Yes  ☐   No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act .Yes  ☐    No ☑

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $7,873,823.

As of March 23, 2015, there were 16,243,839 shares of the issuer’s common stock outstanding.

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

LEGAL ENTITIES AND OPERATING SEGMENTS

During the periods presented, we operated in six business segments, each within a separate legal entity. During 2013 and 2014, several segments were renamed to more accurately reflect the nature of operations. Where applicable, the legal entities were also renamed to correspond to the segment name. Below is a table listing the legal entities presented in this report, along with the corresponding business segment names and, for the purposes of continuity, the legal entity and segment names as disclosed in our previous filings:

As described in this Form 10-K		As described in previously filings
Legal entity name	Business segment name	Legal entity name	Business segment name

Powin Corporation	Holding company	Powin Corporation	Holding company	(a)
Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Corporation	OEM	(a)
Powin Manufacturing Corporation	Manufacturing	Quality Bending and Fabrication, Inc.	QBF
Powin Energy Corporation	Energy	Powin Renewable Energy Resources, Inc.	Powin Energy
Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
PowinProduct Service, Inc.	Warehousing	Powin Wooden Product Service, Inc.	Wooden
Channel Partner Program	CPP	Channel Partner Program	CPP

(a)
For the years ended December 31, 2013 and 2014, Powin Corporation was both the holding company for all subsidiaries, as well as the operating entity formerly referred to as OEM, now Contract manufacturing.

Contract manufacturing

Our contract manufacturing segment provides for the coordination and distribution of products manufactured in China.  We assist in the design and handle the logistics and coordination of product manufacturing from concept to delivery. We also manage logistics, coordinating the shipment of the product to our customers or the end users. Principal products manufactured for customers during the years presented in this report include: Gun safes; outdoor cooking equipment; fitness and recreation equipment; senior citizen home safety and living assistance equipment; and trampolines.

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

Competition

Daimler Trucks has such a demand for parts that there are a great number of suppliers each with a relatively small percentage of the overall business. Daimler requires very high quality manufacturing, competitive pricing and personalized service. We believe that Daimler is satisfied with our quality and pricing in 2014,and is likely to award more business to Powin should we be able to improve our balance sheet. While Daimler is a significant customer to the Company, we are not a significant supplier to Daimler.

Energy:

Powin Energy has developed market leading architecture that utilizes proprietary patent-pending energy storage technology for scalable grid-level and commercial energy storage systems, Electric Vehicle (EV) charging stations, and transportation applications. Through December 31, 2014, the Energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. The Company expects increased operations from this segment in 2014 and beyond.

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

Powin Mexico:

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2014. The leased facility is 90,417 square feet and was built in 2011. As of December 31, 2014, there were 63employees working in the facility.

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

For the year beginning January 1, 2014, the Company has realigned its legal entity and segment structure as follows:

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

In December 2013, Powin Energy applied for Minority Business Enterprise status. On January 21, 2014, Powin Energy met all requirements for the certification as a bona fide Minority Business Enterprises defined by the National Minority Supplier Development Council, Inc. (NMSDC) and as adopted by the Northwest Minority Supplier Development Council.

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

EFFECT OF EXISTING GOVERNMENTAL REGULATION ON OUR BUSINESS

The effect of existing government regulation on our business has been that we can no longer proceed with cast-iron construction products due to the government’s anti-dumping law.  Additionally, government regulation will bring up trade issues that may be difficult to deal with.  There were twenty-two items identified in 2008 that were targeted for increased tariffs, nineteen of which were Chinese products. Most of these were food-related products, so the effect on us was minimal.

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

EMPLOYEES

As of December 31, 2014, we employ 47employees at our facilities in the United States and 63employees at our facility in Mexico.

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

Concentration of stock ownership by Joseph Lu, our Chief Executive Officer,  may prevent new investors from influencing significant corporate decisions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters including all subsidiaries and warehousing facilities, except Powin Manufacturing and Powin Mexico, are located at 20550 SW 115 TH Ave. Tualatin, OR 97062 under a lease with Powin Pacific Properties LLC, of which Joseph Lu is the controlling member and manager. The lease rate is $35,180 per month for approximately 70,000 square feet of office and warehouse space.  The lease term is through June 30, 2021.

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

On June 1, 2011, Powin Mexico entered into a ten-year lease with Powin Pacific Properties, LLC for a facility in Saltillo Coahuila Mexico, which is used in metal manufacturing.  This lease requires us to pay for all property taxes, utilities and facility maintenance and the monthly lease payments are $12,333. The lease term is through May 31, 2021.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND I SSUER PURCHASES OF EQUITY SECURITIES

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

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year

Fiscal year 2014
High	$2.50	$3.00	$2.20	$2.00	$3.00
Low	$1.55	$1.60	$2.00	$1.40	$1.40

Fiscal year 2013
High	$4.60	$5.00	$5.50	$3.00	$5.50
Low	$2.20	$2.20	$2.00	$2.10	$2.00

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

As of March 23, 2015, our common stock was held by 427 shareholders of record with 16,243,839 shares of common stock issued and outstanding.

See NOTE 9. CAPITAL STOCK (Part II, ITEM 8 of this report for information regarding shares issued to members of the board of directors as compensation for their services.

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

ITEM 6.      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Basis of presentation

Effective January 1, 2014, the Company reorganized and renamed certain segments and changed the methodology for allocating corporate overhead costs. The below table lists legal entities and corresponding business segments as defined in the 10-K compared to those described in previous filings.

As described in this Form 10-K		As described in previous filings
Legal entity name	Business segment name	Legal entity name	Business segment name

Powin Corporation	Holding company and Corporate	Powin Corporation	Holding company
Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing
Powin Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy
Powin Product and Service Corporation	Product and service	Powin Wooden Product Service, Inc.	Warehousing	(a)
		Channel Partner Program	CPP	(a)
Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico

(a)
Effective January 1, 2014, the business segments formerly known as Warehousing and CPP were combined into a legal entity that was renamed Powin Product and Service Corporation. The corresponding business segment is named Product and Service and currently has limited operations and no employees.

Results of Operations

The following table presents the Company’s revenues by business segment, for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013	$ Change	% Change
Revenue
Contract manufacturing	$5,450,720	$12,397,954	(6,947,234)	(56.0)%
Manufacturing	5,087,612	4,584,849	502,763	11.0%
Energy	622,858	205,210	417,648	203.5%
Mexico	123,178	137,449	(14,271)	(10.4)%
Product & Service	17,913	546,621	(528,708)	(96.7)%
Consolidated	$11,302,281	$17,872,083	(6,569,802)	(36.8)%

Consolidated net sales for the year ended December 31, 2014, decreased approximately $6.6 million or 36.8% from the same period of 2013. The decrease was substantially all in the contract manufacturing segment, which experienced a revenue decline of approximately $6.9 million or 56.0% compared to the first three quarters of 2013. The primary reason for the decrease was the loss of two customers that began purchasing directly from the manufacturers.

On a sequential basis, Contract manufacturing revenues for the fourth quarter of 2014 were down $148,000 or 9.3% from the third quarter of 2014.

Mexico sales decreased approximately $14,000 or 10% primary due to the truck parts sold to Daimler by Mexico last year were moved back to supply by Powin Manufacturing in 2014. Product and Service revenue decreased $529,000 or 97% as the Company phased out the legacy businesses within this segment.

Manufacturing sales increased approximately $503,000 or 11% as the relationship with the segment’s primary customer, Daimler Trucks North America, improved during the year ended December 31, 2014 compare to the same period last year.

The Energy sales increased approximately $418,000 or 204% primarily due to continued investment being made by the company in this segment’s sales and new product development. The Energy segment is finalizing its product offerings and expects to book orders in 2015.

Consolidated operating expenses for the year ended December 31, 2014, increased approximately $1.2 million dollars or 19.2%, from $6.5 million in the same period of 2013 to $7.7 million. The increase is primarily in salaries and professional fees in Energy to prepare the segment for the launch of new products in 2014.

For the year ended December 31, 2014, the Company had net loss of approximately $5.9 million or $0.36 per share, compared to net loss of approximately $5.9 million or $0.36 per share for the same period of 2013. As reported above the net loss increased is primarily due to increased operating expenses.

2015Outlook

We expect 2015 to be a transitional year for Powin Corporation, with the traditional manufacturing segment stabilized in 2014 and poised to returning to growth in 2015, and the energy segment entering commercialization stage. In addition, we have established a new strategic direction for Powin Mexico factory and aligned its cost structure with the new strategy. We believe our investment made in the past several years in Powin Energy has paved a solid foundation for us in the fast growing energy storage market, with competitive products and a growing sales pipeline. For 2015, Powin management has identified following initiatives for each business segment.

Powin OEM business revenue has stabilized in 2014 with no client attrition in the second half of 2014. OEM segment gross margin slightly improved in 2014 compared to 2013 due to a better mixture. In 2015, we have identified several new products to be growth drivers; including one product which is well received by customers shortly after its introduction to the market and for which Powin has exclusive manufacturing right.

Powin manufacturing business experienced a modest improvement in both top line and profitability in 2014 as we focused on key accounts, like Daimler Freightliner, in 2014. Entering 2015, we are investing in our sales force to seek additional key accounts. Our long term track record in operation and extensive experience in manufacturing with relentless focus on quality and cost are our key leverage to win new key accounts.

2014 was a busy year for Powin Energy as we focused on product research and development as well as getting strategic investment from outside investors. On August 7, 2014, the Company’s subsidiary Powin Energy Corporation (“Powin Energy”) signed a Share Subscription Agreement (“the Agreement”) for an investment of $25,000,000 from SF Suntech, Inc., a Delaware corporation (“SF Suntech”), a wholly-owned subsidiary of Shunfeng Photovoltaic International Limited (“Shunfeng”). Pursuant to the terms of the Agreement, $5,200,000 of the $25,000,000 will be used by Powin Energy to pay off a loan owing to the Company and the balance will be used by Powin Energy for working capital and other purposes. The Agreement also granted SF Suntech an option to acquire an additional 30% of Powin Energy for $37,500,000 which options are exercisable within two years from the grant date. Pursuant to a related Shareholder Agreement, SF Suntech will appoint four directors from a seven-person board of Powin Energy upon completing the $25,000,000 investment. The Company will pay a 6% finder’s fee to an unrelated party in connection with this transaction.

On January 15, 2015, the Company, Powin Energy and SF Suntech signed an amendment for the Agreement (“the Amendment”). The Amendment redefined the closing date to February 27, 2015. The amendment also redefined first deposit to be $3,000,000 and request second deposit of $2,000,000 to be deposited by January 16, 2015.  SF Suntech made the $2,000,000 deposit on January 16, 2015 but did not make an additional payment by February 27th, 2015. Therefore, the above mentioned combined $5,000,000 payment to Powin Energy is forfeited to Powin Energy as liquidated damages per the terms of the January 15, 2015 Amendment.

Subsequently, SF Suntech wired additional $50,000 refundable (in the event of an extension agreement is not entered into by the parties) good faith deposit to Powin Energy’s new Wells Fargo bank account set up in conformance with SF Suntech’s instructions. SF Suntech has expressed a desire to invest $20,000,000 into Powin Energy on or before March 31, 2015. The transaction has not closed as of the date of this report. Powin and Powin Energy expects to close the $20,000,000 investment by the end of March 2015.

We expect Powin Energy to enter its commercialization stage in 2015 based on our existing sales pipeline. We have established a hardware research & development center in YangZhou China and a software development team in Taiwan. Both teams are fully ramped by the end of 2014 and executing well on their R&D roadmap. We expect several new products or functions to be released in 2015, to increase Powin Energy's competitiveness in the energy storage market. We expect to record revenue from commercial sales or leasing of Powin energy storage products in the second half of 2015.

Powin Mexico factory entered large scale manufacturing of gun safes in 2014, though its profit margin has not been satisfactory. We have promptly adjusted our strategy, shifting toward to seek more local contract manufacturing work in 2015. We believe the new strategy can leverage our factory's physical proximity to its local customers compared to vendors in China, while reducing our working capital pressure. Accordingly, we have adjusted Powin Mexico cost structure to reduce operating loss. In the meantime, we continue to work on improvement of our factory productivity with better utilization of manufacturing automation software and better training for workers. We expect Powin Mexico factory to substantially reduce its operating loss in 2015 compared to 2014.

Cash used in operating activities were approximately $2.73 million for the year ended December 31, 2014, compared to $2.94 million for the same period in 2013. The decrease of cash used in operating activities is mainly due to more increase in accrued payroll and other liabilities, more increase of accounts payable, less purchase of inventories, offset by decreased net income, more increase of accounts receivable, decrease in reserve for slow moving and obsolete inventories, decreased warrant expenses, and more increase of notes and other receivable.

Cash used in investing activities was $24,000 and $318,000 during the years ended December 31, 2014 and 2013, respectively, as the Company has decreased non-critical capital expenditures and decreased acquisition of intangible assets during the year ended December 31, 2014.

Net cash provided from financing activities was $2.55 million and $3.01 million during the years ended December 31, 2014 and 2013, respectively. The decrease is due to less proceeds from payables from related parties offset by decreased payments to line of credit.

During the year ended December 31, 2014, the Company borrowed $2,288,967 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

January 27, 2014	Danny Lu	June 30, 2015	6%	$ 250,000
February 11, 2014	Peter Lu	June 30, 2015	6%	$ 250,000
February 24, 2014	Danny Lu	July 31, 2015	6%	$ 100,000
March 28, 2014	Peter Lu	June 30, 2015	6%	$ 200,000
March 28, 2014	Danny Lu	June 30, 2015	6%	$ 100,000
April 29, 2014	Lu Pacific Properties, LLC	July 31, 2015	6%	$ 300,000
May 14, 2014	Joseph Lu	June 30, 2015	6%	$ 200,000
June11, 2014	Joseph Lu	June 30, 2015	6%	$ 70,492
June 25, 2014	Joseph Lu	June 30, 2015	6%	$ 200,000
August 4, 2014	Danny Lu	June 30, 2015	6%	$ 80,000
August 4, 2014	Peter Lu	June 30, 2015	6%	$ 80,000
August 15, 2014	Danny Lu	June 30, 2015	6%	$ 25,000
August 15, 2014	Peter Lu	June 30, 2015	6%	$ 25,000
August 29, 2014	Lu Pacific Properties, LLC	June 30, 2015	6%	$ 208,475
December 29, 2014	Joseph Lu	June 30, 2015	6%	$ 200,000

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Please see Note 1of our consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited consolidated financial statements for the calendar years ended December 31, 2014 and 2013 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Corporation

We have audited the accompanying consolidated balance sheets of Powin Corporation (the "Company"), as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in note 2 to the consolidated financial statements, the Company had net losses of $5.9 million in 2014 and $5.9 million in 2013 and cash used in operations of $2.7 million and $2.9 million, respectively. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these conditions are also set forth in note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California
March 23, 2015

POWIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current Assets
Cash	$757,074	$964,039
Accounts receivable, net	2,265,515	1,784,358
Notes and other receivables, net	157,824	151,580
Inventories, net	2,139,323	1,831,453
Prepaid expenses and deposits	586,997	316,268
Total current assets	5,906,733	5,047,698

Property and equipment, net	1,526,929	1,991,688
Intangible assets, net	50,111	87,793
Total assets	$7,483,773	$7,127,179

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$2,448,442	$1,652,238
Accrued payroll and other accrued liabilities	3,746,367	1,016,277
Notes payables and current portion of long-term debt	2,746,851	2,503,761
Payable to related parties - current	5,125,870	2,603,727
Total current liabilities	14,067,530	7,776,003
Non-Current Liabilities
Notes payables and long-term debt - non current	19,270	236,482
Total non-current Liabilities	19,270	236,482
Total liabilities	14,086,800	8,012,485
Stockholders' deficit
Preferred stock, $100 face value, 25,000,000 shares
Authorized; 9,102 and 8,084 shares issued and outstanding, respectively	910,200	808,400
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,243,839 and 16,232,755 shares issued and outstanding, respectively	16,244	16,233
Additional paid-in capital	10,552,144	10,460,896
Accumulated other comprehensive loss	(26,143)	(22,109)
Accumulated deficit	(17,435,022)	(11,725,904)

Total Powin Corporation stockholders' deficit	(5,982,577)	(462,484)

Non-controlling interest	(620,450)	(422,822)
Total liabilities and shareholders' deficit	$7,483,773	$7,127,179

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013

Net sales	$11,302,281	$17,872,083
Cost of sales	9,113,233	16,653,336
Gross profit	2,189,048	1,218,747

Operating expenses	7,726,889	6,479,610
Loss from operations	(5,537,841)	(5,260,863)

Other income (expense)
Other income	21,843	180,620
Interest expense	(382,736)	(170,808)
Loss on sales of assets	(7,300)	-
Other expenses	-	(538,454)
Other expenses	(368,193)	(528,642)
Loss before income taxes	(5,906,034)	(5,789,505)
Provision for income taxes	-	69,495
Net loss	(5,906,034)	(5,859,000)
Net loss attributable to non-controlling interest in subsidiaries	(196,916)	(179,373)
Net loss attributable to Powin Corporation	(5,709,118)	(5,679,627)

Loss per share:
Basic	$(0.36)	$(0.36)
Diluted	$(0.35)	$(0.36)

Weighted average shares outstanding:
Basic	16,236,739	16,227,778
Diluted	16,236,739	16,227,778

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2014	2013

Net loss	(5,906,034)	(5,859,000)
Other comprehensive loss
Foreign currency translation adjustment	(4,746)	(638)
Comprehensive loss	(5,910,780)	(5,859,638)

Comprehensive loss attributable to non-controlling interest in subsidiaries	(196,916)	(418,920)
Comprehensive loss attributable to Powin Corporation	(5,713,864)	(5,440,718)

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred	Preferred	Common	Common	Additional	Accumulated	Accumulated	Total Powin Corporation	Minority	Total Powin Corporation
	Shares	Shares	Stock	Stock	Paid-in	Other Comp.	Deficit	Stockholders'	Interest in	Shareholders' Deficit and
		$ Amount	Shares	$ Amount	Capital	Income		Equity	Subsidiary	Minority Interest
Balance at 12/31/2012	7,178	$717,800	16,224,755	$16,225	$10,039,690	$(21,566)	$(6,046,277)	$4,705,872	$(243,354)	$4,462,518
Preferred dividends declared	906	90,600	-	-	(90,600)	-	-	-	-	-
Stock option comp expense	-	-	-	-	245,546	-	-	245,546	-	245,546
Shares issued for services	-	-	8,000	8	21,414	-	-	21,422	-	-
Warrant Issuance	-	-	-	-	244,846	-	-	244,846	-	244,846
Foreign currency translation	-	-	-	-	-	(543)	-	(543)	(95)	(638)
Net loss	-	-	-	-	-	-	(5,679,627)	(5,679,627)	(179,373)	(5,859,000)
Balance at 12/31/2013	8,084	$808,400	16,232,755	$16,233	$10,460,896	$(22,109)	$(11,725,904)	$(462,484)	$(422,822)	$(885,306)
Preferred dividends declared	1,018	101,800	-	-	(101,800)	-	-	-	-	-
10:1 reverse split rounding	-	-	84	-	-	-	-	-	-	-
Stock option comp expense	-	-	-	-	173,909	-	-	173,909	-	173,909
Shares issued for services	-	-	11,000	11	19,139	-	-	19,150	-	19,150
Foreign currency translation	-	-	-	-	-	(4,034)	-	(4,034)	(712)	(4,746)
Net loss	-	-	-	-	-	-	(5,709,118)	(5,709,118)	(196,916)	(5,906,034)
Balance at 12/31/2014	9,102	$910,200	16,243,839	$16,244	$10,552,144	$(26,143)	$(17,435,022)	$(5,982,577)	$(620,450)	$(6,603,027)

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(5,906,034)	$(5,859,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	518,919	579,016
Reserve for slow moving and obsolete inventory	101,745	635,098
Share based compensation	193,059	266,968
Warrants expenses	-	244,846
Loss on disposal of equipment	7,300	-
Provision for (recovery of) doubtful accounts receivable	18,384	(135,867)
Provision for doubtful other receivable	99,064	37,319
Provision for income tax	-	69,495
Changes in operating assets and liabilities
Accounts receivable	(499,541)	1,002,265
Notes and other receivables	(105,308)	339,046
Inventories	(409,615)	(272,343)
Prepaid expenses and deposits	(270,729)	48,887
Accounts payable	796,204	(642,768)
Accrued payroll and other liabilities	2,730,090	744,996
Net cash used in operating activities	(2,726,462)	(2,942,042)

INVESTING ACTIVITIES
Acquisition of intangible assets	(12,408)	(93,345)
Capital expenditures	(11,370)	(224,981)
Total cash used in investing activities	(23,778)	(318,326)

FINANCING ACTIVITIES
Net repayments under line-of-credit	-	(1,600,000)
Proceeds from notes payables and debt	341,724	-
Repayments to notes payables and debt	(315,846)	(164,969)
Net proceeds from payable to related parties	2,522,143	4,770,000

Net cash provided by financing activities	2,548,021	3,005,031
Impact of foreign exchange on cash	(4,746)	(638)
Net decrease in cash	(206,965)	(255,975)

Cash at beginning of period	964,039	1,220,014

Cash at end of period	$757,074	$964,039

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$7,964	$20,250

Income taxes paid	$15,000	$31,851

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Powin Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

For product shipped directly from the Company’s warehouse or manufactured by the Company in the United States and then shipped to the customer, revenue is recognized at time of shipment as it is determined that ownership and title has passed to the customer at shipment and revenue is recognized.  Amounts billed to customers for freight and shipping are classified as revenue.

Products imported from China and shipped directly to the customer may be either FOB Port of Origin or FOB Shipping Destination United States. If the product is shipped FOB Port of Origin revenue is recognized at time of delivery to the Company’s representative in China, when the proper bills-of-lading have been signed by the customer’s agent and ownership passed to the customer.  For product shipped FOB Shipping Destination U.S., revenue is recognized when product is off-loaded at the United States Port of Entry and delivered to the customer, when all delivery documents have been signed by the receiving customer, and ownership has passed to the customer.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the years ended December 31, 2014 and 2013, the amount charged to advertising expense was $43,140 and $36,408, respectively.

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

Loss Per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted-average shares outstanding during the year.  Diluted loss per share is calculated by dividing net income by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Please refer to Note 6 for further discussion.

Comprehensive loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive loss requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000. At December 31, 2014 and December 31, 2013, the Company’s bank balances exceeded insured balances by $0 and $161,774, respectively. The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions. At December 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus, accounts receivable do not bear interest. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Bad debt expense (loss recovery) for the years ended December 31, 2014 and 2013 was $18,384 and $(135,867), respectively.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the years ended December 31, 2014 and 2013, the Company recorded a provision for inventory obsolescence of $101,745 and $635,098, respectively, which is included in cost of sales. The components of inventories were as follows:

	December 31, 2014	December 31, 2013
Raw materials	$507,643	$249,289
Work in progress	122,998	35,601
Finished goods	2,484,895	2,421,031
Reserve for slow moving and obsolete inventory	(976,213)	$(874,468)
Inventories, net	$2,139,323	$1,831,453

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the years ended December 31, 2014 and 2013.

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

Non-controlling interest

Non-controlling interests in our subsidiary is recorded as a component of our equity, separate from the Company’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at December 31, 2014 and 2013, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates.  The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

Stock-Based Compensation

The Company measures stock-based compensation expense for all share-based awards granted to employees based on the estimated fair value of those awards at grant-date under ASC 718.  The cost of restricted stock awards is determined using the fair market value of our common stock on the date of grant.  The fair values of stock option awards are estimated using a Black-Scholes valuation model.  The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period.  Forfeiture rates are estimated at grant-date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on our consolidated net earnings, financial position or cash flows.

Recently Issued Accounting Pronouncements –Not Adopted

The FASB has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

The FASB and IASB (the Boards) have issued converged standards on revenue recognition. Specifically, the Boards have issued the following documents:

•	FASB Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606; and

•	IFRS 15, Revenue from Contracts with Customers.

The issuance of these documents completes the joint effort by the Boards to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.

ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Step 1: Identify the contract(s) with a customer.
•	Step 2: Identify the performance obligations in the contract.
•	Step 3: Determine the transaction price.
•	Step 4: Allocate the transaction price to the performance obligations in the contract.
•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

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

Note 2: Going concern

The Company sustained operating losses during the years ended December 31, 2014 and 2013 and incurred negative cash flows from operations in those same periods. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

Note 3: Notes and other receivables

Notes and other receivables consist of the following:

Year ended December 31,	2014	2013
VAT receivable, Mexico	$448,651	$349,587
Notes receivable from third parties	125,549	125,721
Federal and state income tax refunds due	32,000	17,000
Other	275	8,859
Reserve for uncollectible VAT receivable	(448,651)	(349,587)
Notes and other receivables, net	$157,824	$151,580

The Company has fully reserved for its Mexico VAT tax receivable as there is no expectation of collection. The agreement for the notes receivable from third parties is extended to due on or before August 31, 2015.

Note 4: Inventories

The components of inventories were as follows:

Year ended December 31,	2014	2013
Raw materials	$507,643	$249,289
Work in progress	122,998	35,601
Finished goods	2,484,895	2,421,031
Reserve for slow moving and obsolete inventory	(976,213)	(874,468)
Inventories, net	$2,139,323	$1,831,453

Note 5: Property and equipment

The components of property and equipment were as follows:

Year ended December 31,	2014	2013
Equipment	$2,887,215	$2,865,537
Leasehold improvements	317,152	317,152
Computers	302,397	302,397
Vehicles	85,714	97,714
Furniture and fixtures	83,511	83,511
	3,675,989	3,666,311
Accumulation depreciation	(2,149,060)	(1,674,623)
Property and equipment - net	$1,526,929	$1,991,688

For the years ended December 31, 2014 and 2013, depreciation and amortization of property and equipment amounted $518,919 and $579,016, respectively.

Note 6: Loss per share

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

The components of basic and diluted loss per share are as follows:

	For the years ended December 31,
	2014	2013

Net loss attributable to common shareholders(A)	$(5,709,118)	$(5,679,627)
Less preferred share dividends	(101,800)	(90,600)
Net loss available to common shareholders (B)	(5,810,918)	(5,770,227)

Weighted average outstanding shares of common stock (C)	16,236,739	16,227,778
Dilutive effect of securities	-	-
Common stock and common stock equivalents (D)	16,236,739	16,227,778

Loss per share
Basic (A/D)	$(0.36)	$(0.36)
Diluted (B/D)	$(0.35)	$(0.36)

For the years ended December 31, 2014 and 2013, the effect of warrants, stock options and convertible preferred stock are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 7: Notes Payable and Long Term Debt

Due to the extension of the promissory notes, the current and non-current portions has been reclassified on December 31, 2013.

The total carrying value of notes payables and long-term debt, including current and long-term portions, was as follows:

	December 31, 2014		December 31, 2013

	Current	Non	Current	Non
		Current		Current
Equipment loan starting September 20, 2011, due September 21, 2016, with 3.05% interest rate, with no collateral, fully paid back on August 29, 2014	$-	$-	$100,000	$175,000
Equipment loan starting December 18, 2012, due June 1, 2016, with 3.05% interest rate, with no collateral	42,212	19,270	40,845	61,482
Loan from a third party, starting December 20, 2013, due June 30, 2015, with 6% interest rate, with no collateral	270,000	-	270,000	-
Loan from a third party, starting March 26, 2013, due June 30, 2015, with 6% interest rate, with no collateral	2,000,000	-	2,000,000	-
Loan from a third party, starting July 16, 2014, due July 31, 2015, with 6% interest rate, with no collateral	200,000	-	-	-
Accrued interest	234,639	-	92,916	-
Total long-term debt, including current portion and accrued interest	$2,746,851	19,270	$2,503,761	$236,482

Interest expense related to notes payables and long-term debt amounted to $149,688 and $92,916 for the years ended December 31, 2014 and 2013, respectively.

Note 8: Commitments

Operating Leases

The Company leases a facility from Lu Pacific Properties, LLC(“Lu Pacific)(Powin Pacific Properties, LLC, formerly), a company owned by the Company’s largest shareholder, Chairman of the Board and CEO, which serves as the Company’s corporate headquarters as well as the base of all operations, except Powin Manufacturing and Mexico. This lease is through July 31, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

The Company leased a facility for Powin Manufacturing, which is owned by LuPacific Properties, LLC, expired originally on October 31, 2014 and extended to October 31, 2019.  This lease required the Company to pay for all property taxes, utilities and facility maintenance.

The Company’s segment Powin Mexico leases a manufacturing facility owned by LuPacific Properties, LLC in Saltillo Coahuila Mexico. This lease is through May 31, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending December 31,
2015	$754,884
2016	754,884
2017	754,884
2018	754,884
2019	723,696
Thereafter	874,681
Total	$4,617,913

For the years ended December 31, 2014 and 2013, total lease expense paid for all operating rents and leases was $732,973 and $766,854, respectively. These lease are also disclosed in Note 11, related party transactions.

Note 9:  Capital stock

The Company has one class of preferred stock and one class of common stock.

Preferred Stock

The preferred stock series A is convertible at a rate of rate of one (1) preferred share to two hundred (200) shares of Powin Corporation common stock. The Company’s preferred shares have a provision that calls for dividends of 12%, declared semi-annually, and paid in preferred shares. As a result of the dividend provision, we issued 906 shares of our preferred stock in 2013, resulting in an increase in preferred stock of $90,600 and reduction of additional paid in capital for the same amount. In 2013 and 2014, we issued 906 and 1,018shares of preferred stock as dividends respectively, increasing preferred stock by $90,600 and $101,800 and decreasing additional paid in capital. As of the date of this report, there is no plan to issue additional shares of preferred stock.

Common Stock

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

For the year ended December 31, 2014 the Company issued 11,000 shares of common stock to its board members as compensation for their services, which included the following:

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

For the three months ended December 31, 2014 each of six directors received 500 shares of Common Stock valued at $1.40 per share for their service.

In addition, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2014, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Warrants	price	(Years)	Intrinsic Value
Outstanding at December 31, 2012	-	$-	-	$-

Warrants granted	100,000	25	5	2,240,000
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at December 31, 2013	100,000	$25	4.4	$2,250,000

Exercisable at December 31, 2013	100,000	$25	4.4	$2,250,000

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at December 31, 2014	100,000	$25	3.4	$2,360,000
Exercisable at December 31, 2014	100,000	$25	3.4	$2,360,000

Note 10: Stock options

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

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Options	price	(Years)	Intrinsic Value

Outstanding at December 31, 2012	740,000	$1.02	5.37	$573,383

Options granted	1,640,000	0.35	10.00	568,190
Options exercised	-	-	-	-
Options forfeited	(220,000)	0.62	-	(136,194)
Outstanding at December 31, 2013	2,160,000	$0.47	8.21	$1,005,379
Exercisable at December 31, 2013	312,000	$0.35	9.66	$108,095
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(90,000)	0.65	-	(67,700)
Outstanding at December 31, 2014	2,070,000	$0.58	6.86	$937,679

Exercisable at December 31, 2014	1,045,318	$0.68	6.05	$749,844

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

A summary of option activity as is presented below:

Stock option expense included in operating expense for the years ended December 31, 2014 and 2013 is $173,909 and $245,546, respectively. As of December 31, 2014, remaining unvested stock expenses amounted to $384,308.

Note 11:  Related parties Transactions

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific a company owned by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $732,973 and $766,854 for the years ended December 31, 2014 and 2013, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Mr. Lu previously owned 45% of Logan Outdoor Products, LLC, though he sold his ownership in 2013. The Company made sales to Logan Outdoor Products in the amount of $0 and $3,977,854 for the years ended December 31, 2014 and 2013, respectively. There were no amounts due from or payable to Logan Outdoor Products at December 31, 2014 and December 31, 2013, respectively.

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

Danny Lu and Peter Lu together own 20% of PEI MFG, LLC (“PEI”). The Company made sales to PEI in the amount of $626,191 and $324,489 for the years ended December 31, 2014 and 2013, respectively. There were no amounts payable to PEI at December 31, 2014 and December 31, 2013, respectively. Amounts due from PEI amounted to $104,094 and $45,521 at December 31, 2014 and December 31, 2013, respectively.

Notes Payable To Related Parties

As of December 31, 2014, notes payable to Lu Pacific amounted to $508,475. The Company borrowed $508,475 and paid back $0 during the year ended December 31, 2014.

As of December 31, 2014, notes payable to Mr. Lu amounted to $3,170,492. The Company borrowed $670,493 and paid back $0 during the year ended December 31, 2014.

Peter Lu is Mr. Lu’s son. As of December 31, 2014, notes payable to Peter Lu amounted to $555,000. The Company borrowed $555,000 and paid back $0 during the year ended December 31, 2014.

Danny Lu is Mr. Lu’s son. Danny Lu is also a director of the Company. As of December 31, 2014, notes payable to Danny Lu amounted to $555,000. The Company borrowed $555,000 and paid back $0 during the year ended December 31, 2014.

Due to the extension of the promissory notes, the current and non-current portions has been reclassified on December 31, 2013.

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	December 31, 2014		December 31, 2013

	Current	Non Current	Current	Non Current
Loan from Mr. Lu, starting March 11, 2013, due June 30, 2015, with 6% annual interest rate, with no collateral	$2,000,000	$-	$2,000,000		$-
Loan from Mr. Lu, starting October 15, 2013, due June 30, 2015, with 6% annual interest rate, with no collateral	500,000	-	500,000		-
Loan from Mr. Lu, starting May 14, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	200,000	-	-		-
Loan from Mr. Lu, starting June 11, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	70,492	-	-		-
Loan from Mr. Lu, starting June 25, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	200,000	-	-		-
Loan from Mr. Lu, starting December 29, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	200,000	-	-		-
Loan from Lu Pacific, starting April 29, 2014, due July 31, 2015, with 6% interest rate, with no collateral	300,000	-	-		-
Loan from Lu Pacific, starting August 29, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	208,475	-	-		-
Loan from Danny, starting January 27, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	250,000	-	-		-
Loan from Danny, starting February 24, 2014, due July 31, 2015, with 6% annual interest rate, with no collateral	100,000	-	-		-
Loan from Danny, starting March 28, 2014, due June 30, 2015, with 6% interest rate, with no collateral	100,000	-	-		-
Loan from Danny, starting August 4, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	80,000	-	-		-
Loan from Danny, starting August 15, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	25,000	-	-		-
Loan from Peter, starting February 11, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	250,000	-	-		-
Loan from Peter, starting March 28, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	200,000	-	-		-
Loan from Peter, starting August 4, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral	80,000	-	-		-
Loan from Peter, starting August 15, 2014, due June 30, 2015, with 6%annualinterest rate, with no collateral	25,000	-	-		-
Accrued interest	336,903	-	103,727		-
Total payable related parties, including current portion and accrued interest	$5,125,870	$-	$2,603,727	$

Interest expenses related to payable to related parties amounted to $233,176 and $103,727 for the years ended December 31, 2014 and 2013, respectively.

Proceeds during the year ended December 31, 2014

Proceeds from payables to related parties include the following for the year ended December 31, 2014:

On January 27, 2014, the Company borrowed an additional $250,000 from Danny Lu. The note was due June 30, 2014 and has accrued interest at 6% per annum. The note due date is extended to June 30, 2015, is with no collateral, and with an interest rate of 6% per annum.

On February 11, 2014, the Company borrowed an additional $250,000 from Peter Lu. The note was due June 30, 2014 and has accrued interest at 6%per annum. The note due date is extended to June 30, 2015, with no collateral, and with an interest rate of 6% per annum.

On February 24, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due July 31, 2015 is with no collateral, and accrues interest at 6%per annum.

On March 28, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note was due June 30, 2014 and accrued interest at 6%per annum. The note due date is extended to June 30, 2015, with no collateral, and with an interest rate of 6%per annum.

On March 28, 2014, the Company borrowed an additional $200,000 from Peter Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. The note due date is extended to June 30, 2015, with no collateral, and with an interest rate of 6%per annum.

On April 29, 2014, the Company issued a promissory note in the amount of $300,000 to Lu Pacific. The note is due July 31, 2015, is with no collateral, and accrues interest at 6%per annum.

On May 14, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due June 30, 2014 and accrued interest at 6%per annum. The note due date is extended to June 30, 2015, with no collateral, and with an interest rate of 6%per annum.

On June 11, 2014, the Company borrowed an additional $70,492 from Mr. Lu. The note was due July 15, 2014 and accrued interest at 6%per annum. The note due date is extended to June 30, 2015, is with no collateral, and with an interest rate of 6%per annum.

On June 25, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due July 1st, 2014 and accrued interest at 5%per annum. The note due date is extended to June 30, 2015, is with no collateral, and with an interest rate of 6%per annum.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On August 29, 2014, the Company issued a promissory note in the amount of $208,475 to Lu Pacific. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On December 29, 2014, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

Proceeds during the year ended December 31, 2013

Proceeds from payables to related parties include the following for the year ended December 31, 2013:

On March 11, 2013, the Company borrowed $2,000,000 from Mr. Lu, due date was extended to June 30, 2015, with 6% annual interest, with no collateral.

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

A description of our operating segments as of December 31, 2014 and December 31, 2013, follows.

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

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Years ended December 31,
	2014	2013
Revenue
Contract manufacturing	$5,450,720	$12,397,954
Manufacturing	5,087,612	4,584,849
Energy	622,858	205,210
Mexico	123,178	137,449
Product & Service	17,913	546,621
Consolidated	$11,302,281	$17,872,083

	Years ended December 31,
	2014	2013
Loss before income taxes
Contract manufacturing	$(262,710)	$(348,147)
Manufacturing	87,921	(641,347)
Energy	(3,886,017)	(3,270,590)
Mexico	(1,312,774)	(1,195,821)
Product & Service	7,523	(333,600)
Corporate	(539,977)	-
Consolidated	$(5,906,034)	$(5,789,505)

Note 13: Income taxes

The provision for income taxes consists of the following:
Year ended December 31,	2014	2013
Current:
Federal	$-	$54,495
State	-	15,000
		69,495
Net Operating Losses Carryback	-	-
	-	69,495
Deferred:	-
Federal	(825,617)	(1,941,503)
State	(105,776)	(397,231)
	(931,393)	(2,338,734)
Change in Valuation Allowance	931,393	2,338,734

Provision for Income Taxes	$-	$69,495

A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes is as follows:

Year ended December 31,	2014	2013
US Federal Statutory Rate @ 34%	$(1,561,709)	$(1,925,973)
State Taxes, Net of Federal Effect	(200,082)	(246,751)
Warrant Reprising	-	93,913
Penalties	-	57,534
Stock Compensation	66,705	94,182
Valuation Allowance	931,393	2,338,734
Other	763,693	(21,585)
Prior Period Adjustment	-	(320,559)

Total	$-	$69,495

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset were as follows:

Year ended December 31,	2014	2013
Current:
Allowance for Inventory Obsolescence	$367,160	$335,411
Allowance for Doubtful Accounts	172,262	163,439
Accrued Interest	89,437	-
Other	35,764	49,700
	664,623	548,550
Valuation Allowance	(664,623)	(548,550)

Total	$-	$-

Noncurrent:
Net Operating Losses	$3,226,338	$2,548,461
Property, Equipment and Intangibles	130,608	121,579
Share-based Compensation	-	21,123
Tax Credits	186,217	39,078
Other	2,398	-
	3,545,561	2,730,241
Valuation Allowance	(3,545,561)	(2,730,241)

Total	$-	$-

Based on the Company’s current financial and operational situation, management determined that it is more likely than not that the United States federal and state deferred tax assets will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its United States federal and state deferred tax assets as of December 31, 2014 and 2013.

As of December 31, 2014, the Company has approximately $8.1 million and $11.1 million of net operating loss (“NOL”) carry-forwards for federal and state income tax purposes, respectively. Expiration of the Company’s NOL carry-forwards begins in 2021. Section 382 of the Internal Revenue code of 1986 provide for an annual limitation of approximately $67,000 on the utilization of net operating loss carry-forwards as the Company underwent an ownership change in 2008, as defined in section 382. This limitation has been reflected in the United States federal and state net operating loss carry-forwards.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2014 and 2013.

The Company has identified United States federal and Oregon as major jurisdictions. The Company is currently open to audit under United States and state statute of limitations by the taxing authorities for 2011 through 2014.

Note 14: Subsequent events

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

On January 15, 2015, The Company, PowinEnery and SF Suntech signed an amendment for the Agreement (“the Amendment”). The Amendment redefined the closing date to February 27, 2015. The amendment also redefined first deposit to be $3,000,000 and request second deposit of $2,000,000 to be deposited by January 16, 2015. SF Suntech made the $2,000,000 deposit on January 16, 2015 but did not make an additional payment by February 27th, 2015. Therefore, the above mentioned combined $5,000,000 payment to Powin Energy is forfeited to Powin Energy as liquidated damages per the terms of the January 15, 2015 Amendment.

Subsequently, SF Suntech wired additional $50,000 refundable (in the event of an extension agreement is not entered into by the parties) good faith deposit to Powin Energy’s new Wells Fargo bank account set up in conformance with SF Suntech’s instructions. SF Suntech has expressed a desire to invest $20,000,000 into Powin Energy on or before March 31, 2015. The transaction has not closed as of the date of this report. Powin and Powin Energy expect to close the $20,000,000 investment by the end of March 2015.

On March 12, 2015, the Company borrowed $200,000 for use in operations from Joseph Lu, CEO and Chairman of the Board.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2014 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2014 and 2013.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2014 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name	Age	Position
Joseph Lu	61	Chief Executive Officer, Principle Financial Officer and Chairman of the Board of Directors

Jingshuang Jeanne Liu	55	President, Supply Chain, Director
Danny Lu	25	Vice President, Procurement, Director
Jim Osterman	77	Director
George Gabriel	70	Director
Michael Todd Singh	46	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu, 61, received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science. Mr. Lu formed Powin Corporation in 1990 and has served as its President since inception. Prior to founding Powin, Mr. Lu served as the General Manager of the ShunnFeng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986 Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the ShunnFeng. Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware.

Jingshuang Jeanne Liu, 55, has been with the Company since 1996 and served as the President of the company until December 19, 2013.Ms. Liu now serves as President, Supply Chain and remains a Director. Prior to her employment at the Company, Ms. Liu was the Officer Manager at the Northwest China Council from 1994 to 1996. She received her Bachelor of Science degree in Geography from Beijing Normal University in 1982. Subsequently, she received her Master of Science in Geography from the University of Idaho in 1989 and her Master of Business Administration from the University of Idaho in 1991.

Danny Lu, 25, was appointed to the Board of Directors effective September 20, 2013. Mr. Lu is the Managing Director and Marketing Manager of Powin Corporation.  Mr. Lu was the co-founder of Two Hype Feet where he was in charge of promotion and social media. He also has served as warehouse manager at Skywalker Trampolines. Mr. Lu earned a degree in International Business Studies from the University of Oregon. Mr. Lu is the son of Joseph Lu, the Chief Executive Officer and Chairman of the Board of the Company.

Jim Osterman, 77, was appointed to the Board of Directors effective November 6, 2013. Mr. Osterman is currently the President of JSO Ventures, LLC, Oregon City, Oregon which is a real estate investment and management consulting firm. Previously, Mr. Osterman was Chairman and CEO of Blount International, Inc. from 2002 to 2010.  He was President of the Outdoor Power Group of Blount from 1986 to 2002; Senior Vice President of Marketing, Manufacturing and Engineering from 1979 to 1986; and Director of European Operations from 1968 to 1979. Mr. Osterman lived in Europe for twelve years in that position. Mr. Osterman joined the Board of Directors of Cascade Corporation in 1994 and served as Chairman of the Board from 2002 to 2013.

Mr. Osterman attended Western Oregon University and the Harvard Business School Program for Management Development. Mr. Osterman has fifty years of worldwide international business experience beginning with Omark Industries, Inc. in 1959.

George Gabriel, 70, was appointed as director effective as of September 5, 2012.  For the past six years, Mr. George Gabriel served as the Chief Financial Officer of Oregon Resources Corporation, Inc. Mr. Gabriel served at Electrolux AB. He has broad experience as a Financial Manager and Controller for various entities including manufacturing, distribution and natural resources. He has founded a successful building products distribution company and participated in the startup and financing of mineral exploration and natural resource development companies. He has held staff positions with Arthur Andersen in Portland and with Moss Adams, LLP in Vancouver, WA. Mr. Gabriel is a Certified Public Accountant.

M. Todd Singh, 46, was appointed to the Board of Directors effective June 2, 2014. Mr. Singh is currently the founder, President and CEO of Renovatio Intl, Inc, a provider of private equity and strategic consulting, and Board Member for WestStar Provider Solutions, a Medical business provider, since 2012. Previously, Mr. Singh was President of Decal, Inc from 2005 to 2007, Vice President of Operations of The Nautilus Group from 2004 to 2005, Chief Operations Officer of Direct Division of Nautilus Group from 2002 to 2004, Co-founder/Operations of DRY, Inc from 1999 to 2002, President and Founder of Visorgear, Inc from 1994 to 1999. Mr. Singh is a proven senior executive with start-up and publicly traded NYSE company experience and offers unique blend of managerial and operational expertise. Mr. Singh has 20 years of successful experience as an entrepreneur/Inventor/Innovator beginning with VisorGear ®.

Mr. Singh graduated from Portland State University with a dual major of Computer Science and International Business and possesses Eddy Current Operator/Data Analyst Certification level I to III, among others.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of December 31, 2014, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors.  We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer or the Chief Financial Officer at the address appearing on the face page of this report.

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

Audit Committee Financial Expert

Our Director, George Gabriel, qualifies as our “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-B.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following describes  the compensation paid to our principal executive officer and each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014 who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2014 and 2013, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary compensation table
Name and principal position	Year	Salary	Bonus	Stock awards	Option Awards	All other compensation	Total
		($)	($)	($)	($)	($)	($)
Joseph Lu	2014	59,001	-	3,525	-	-	62,526
CEO and Chairman	2013	140,000	-	5,356	-	-	145,356

Jeffrey Grumbling	2014	139,490	-	-		-	139,490
President	2013	102,307	-	-	86,614	-	188,921

Jingshuang Liu	2014	96,118	-	3,525	-	-	99,643
Vice President, Director	2013	107,346	-	5,356	51,696	-	164,398

Option awards represent the grant date fair value of options granted

Stock awards represent the market value of common stock issued to members of the board of directors as compensation for their services. For the years ended December 31, 2014 and 2013, 500 shares were paid quarterly to each director. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Director compensation table
Name and principal position	Year	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	All other compensation	Total
		($)	($)	($)	($)	($)	($)
George Gabriel	2014		3,525				3,525
Director, Audit Committee	2013		5,356				5,356

Fred Liu	2014		-				-
Director	2013		4,106				4,106

Danny Lu	2014		3,525				3,525
Director	2013		1,250				1,250

James Osterman	2014		3,525				3,525
Director, Compensation Committee	2013		-				-

Michael Todd Singh	2014		1,525				1,525
Director	2013		-				-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Common stock	Joseph Lu 20550 SW 115th Ave Tualatin, OR 97062	13,396,090	(a)	82.469%

Common stock	Danny Lu 20550 SW 115th Ave Tualatin, OR 97062	602,500		3.709%

Common stock	Jingshuang (Jeanne) Liu 12155 SW Ibis Ter Beaverton, OR 97007	67,167		0.413%

Common stock	George Gabriel 16135 SW Cormorant Dr Beaverton, OR 97007	4,500		0.028%

Common stock	James Osterman 12155 SW Ibis Ter Beaverton, OR 97007	2,000		0.012%

Common stock	Michael Todd Singh 5540 Summit Street West Linn, OR 97068	1,000		0.000%

(a) These shares are held by Joseph Lu and Mei Yi Lu as Co-Trustees of the Joseph Lu Trust dated August 17, 2007, as amended

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
 AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2014 and December 31, 2013, in which the amount involved in the transaction exceeded $120,000.

The Company pays a monthly salary of US$5,000 per month to Joseph Lu in consideration for his services as the Chief Executive Officer.

Powin Pacific Properties LLC (“Powin Pacific”), of which Joseph Lu is the controlling member and Manager, owns the facilities currently used by the Company and its subsidiaries. Payments made by the Company to Powin Pacific were as follows:

Year ended December 31,	2014	2013

Powin Corporation	$422,160	$418,536
Powin Manufacturing	187,128	202,722
Powin Industries SA de CV (Powin Mexico)	97,064	84,931
Total	$706,352	$706,189

On January 27, 2014, the Company borrowed an additional $250,000 from Danny Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. Danny Lu is the son of Mr. Lu. The note due date is extended to June 30, 2015, with an interest rate of 6% per annum.

On February 11, 2014, the Company borrowed an additional $250,000 from Peter Lu. The note was due June30, 2014 and accrued interest at 6%per annum. Peter Lu is the son of Mr. Lu. The note due date is extended to June 30, 2015, with an interest rate of 6%per annum.

On February 24, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due July 31, 2015 and accrues interest at 6%per annum.

On March 28, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note was due June30, 2014 and accrued interest at 6%per annum. The note due date is extended to June 30, 2015, with an interest rate of 6%per annum.

On March 28, 2014, the Company borrowed an additional $200,000 from Peter Lu. The note was due June 30, 2014 and accrued interest at 6%per annum. The note due date is extended to June 30, 2015, with an interest rate of 6%per annum.

On April 29, 2014, the Company issued a promissory note in the amount of $300,000 to Lu Pacific. The note is due July 31, 2015 and accrues interest at 6%per annum.

On May 15, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due June30, 2014 and accrued interest at 6%per annum. The note due date is extended to June 30, 2015, with an interest rate of 6%per annum.

On June 11, 2014, the Company borrowed an additional $70,492 from Mr. Lu. The note was due July 15, 2014 and accrued interest at 6%per annum. The note due date is extended to June 30, 2015, with an interest rate of 6%per annum.

On June 25, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due July 1st, 2014 and accrued interest at 5%per annum. The note due date is extended to June 30, 2015, with an interest rate of 6%per annum.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

On August 29, 2014, the Company issued a promissory note in the amount of $208,475 to Lu Pacific. The note is due June 30, 2015 and accrues interest at 6%per annum.

On December 29, 2014, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accountants for professional services rendered for the years ended December 31, 2014 and 2013.

Year ended December 31,	2014	2013

Audit fees	$79,560	$79,560
Audit-related fees	10,370	9,053
Tax fees	-	-
All other fees	-	-
Total	$89,930	$88,613

Audit Fees

Audit fees expensed for Anton & Chia, LLP, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2014 and 2013 were $79,560 and $79,560, respectively.

Audit Related Fees

For the years ended December 31, 2014 and 2013, the aggregate fees expenses in respect to the assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $10,370 and $9,053,  respectively.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Included with this Report is an audited balance sheet as of the years ended December 31, 2014 and 2013 and audited statements of income, cash flows and changes in stockholders’ equity for the years ended December 31, 2014 and 2013.

Exhibit No.	Description
2.1	Articles of Merger and Plan of Reorganization between Powin Corporation and Exact Identification Corporation as filed with the State of Nevada on August 22, 2008
3.3	Articles of Incorporation of the Company (formerly known as Global Technology, Inc.)
3.4	Articles of Amendment for Global Technology, Inc.
3.5	Bylaws of Advanced Precision Technology, Inc.
3.6	Articles of Amendment Advanced Precision Technology, Inc.
3.7	Certificate of Amendment of U.V. Color, Incorporated
3.8	Amended and Restated Articles of Incorporation of Powin Corporation
3.9 4.1	Amended and Restated Bylaws of Powin Corporation Warrant to Global Storage Group, LLC dated April 15, 2014
4.2	Warrant to Virgil L. Beaston dated April 15, 2014
10.1	Lease Update for Tri County Industrial Park Building #13
10.2	Lease Update for Tri County Industrial Park Building #16
10.4	Lease for Powin Center
10.5	Lease for Tualatin Property
10.6	Employment Agreement for Joseph Lu
10.7	Employment Agreement for Zaixiang Fred Liu
10.8	Employment Agreement for Jingshuang “Jeanne” Liu
10.9	Business Loan Agreement and Amendment between Powin Corporation and Sterling Savings Bank
10.10	Business Loan Agreement and Amendment between QBF, Inc. and Sterling Savings Bank
10.11	Lease for Property used by Powin Manufacturing Corporation
10.13	Summary of Oral Contracts
10.14	Letter of Waiver from Sterling Savings Bank regarding Business Loan Agreements
10.15	Business Loan Agreements Between Key Bank National Association and Powin Corporation
10.16	Promissory Note between Key Bank National Association and Powin Corporation
10.17	Lease Agreement for Powin 115 TH Tualatin Facility between Powin Corporation and Powin Pacific Properties, LLC.
10.18	Lease agreement between Powin Industries S.A. de C.V. (a Mexican Company) and Powin Pacific Properties, LLC.
10.19	Strategic Cooperation Joint venture Agreement between Shandong RealForce Enterprises Co, and Powin Corporation
10.20	Share Subscription Agreement between Powin Corporation and Powin Energy Corporation and SF Suntech, Inc. dated August 7, 2014
10.21	Supplemental Agreement with SF Suntech, Inc. dated August 27, 2014
10.22	Amendment Agreement with SF Suntech, Inc. dated January 15, 2015
14.1	Code of Ethics

21.1	List of Subsidiaries
31.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joseph Lu, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registration for QBF, Inc.

All of the above listed exhibits with the exception of exhibits 4, 31.1, 31.2, 32, 32.1 and 32.2 which are filed herewith, were filed with our Form S-1 Registration Statement, as amended and our previous reports in form 10-K and are collectively incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN CORPORATION

By: /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)
Dated:  March 23, 2015