Form 10-Q
period 2015-03-31
POWIN CORP
filed 2015-05-12
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2015, there were 16,246,839 shares of Common Stock, $0.001 par value, outstanding and 9,102 shares of Preferred Stock, $100 face value, outstanding.

POWIN CORPORATION

Index

PART I.         FINANCIAL INFORMATION

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,999,016	$757,074
Accounts receivable, net	1,855,177	2,265,515
Notes and other receivables, net	131,283	157,824
Inventories, net	2,582,752	2,139,323
Prepaid expenses and deposits	545,360	586,997
Total current assets	7,113,588	5,906,733

Property and equipment, net	1,506,129	1,526,929
Intangible assets, net	41,043	50,111
Total assets	$8,660,760	$7,483,773

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$2,724,655	$2,448,442
Accrued payroll and other accrued liabilities	5,793,546	3,746,367
Notes payable current portion of long-term debt and accrued interest	2,783,738	2,746,851
Payable to related parties - current	5,397,378	5,125,870
Total current liabilities	16,699,317	14,067,530
Non-Current Liabilities
Notes payables and long-term debt - non current	8,499	19,270
Total non-current Liabilities	8,499	19,270
Total liabilities	16,707,816	14,086,800
Stockholders' deficit
Preferred stock, $100 face value, 25,000,000 shares
Authorized; 9,102 and 9,102 shares issued and outstanding, respectively	910,200	910,200
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,246,839 and 16,243,839 shares issued and outstanding, respectively	16,247	16,244
Additional paid-in capital	10,601,167	10,552,144
Accumulated other comprehensive loss	(30,432)	(26,143)
Accumulated deficit	(18,874,348)	(17,435,022)
Total Powin Corporation stockholders' deficit	(7,377,166)	(5,982,577)

Non-controlling interest	(669,890)	(620,450)
Total liabilities and shareholders' deficit	$8,660,760	$7,483,773

The accompanying notes are an integral part of these condensed consolidated financial statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2015	2014

Net sales	$2,710,268	$2,534,759
Cost of sales	2,172,335	2,019,404
Gross profit	537,933	515,355

Operating expenses	1,950,566	1,914,724
Loss from operations	(1,412,633)	(1,399,369)

Other income (expense)
Other income	33,247	7,244
Interest expense	(108,478)	(79,060)
Other expenses	(145)	-
Other expenses	(75,376)	(71,816)
Loss before income taxes	(1,488,009)	(1,471,185)
Provision for income taxes	-	-
Net loss	(1,488,009)	(1,471,185)
Net loss attributable to non-controlling interest	(48,683)	(47,385)
Net loss attributable to Powin Corporation	(1,439,326)	(1,423,800)

Loss per share:
Basic	$(0.09)	$(0.09)
Diluted	$(0.09)	$(0.09)

Weighted average shares outstanding:
Basic	16,243,839	16,232,755
Diluted	16,243,839	16,232,755

The accompanying notes are an integral part of these condensed consolidated financial statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31,
	2015	2014

Net loss	$(1,488,009)	$(1,471,185)
Other comprehensive loss
Foreign currency translation adjustment	(5,046)	475
Comprehensive loss	(1,493,055)	(1,470,710)

Comprehensive loss attributable to non-controlling interest	(48,683)	(47,314)
Comprehensive loss attributable to Powin Corporation	$(1,444,372)	$(1,423,396)

The accompanying notes are an integral part of these condensed consolidated financial statements

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(1,488,009)	$(1,471,185)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	128,894	130,012
Reserve for slow moving and obsolete inventory	25,543	31,481
Share based compensation	49,026	52,854
Provision for doubtful accounts receivable	38,323	7,180
Provision for (recovery of) doubtful other receivable	(1,436)	13,663
Changes in operating assets and liabilities
Accounts receivable	372,015	152,089
Notes and other receivables	27,977	5,426
Inventories	(468,971)	91,165
Prepaid expenses and deposits	41,637	32,928
Accounts payable	276,213	(384,293)
Accrued payroll and other liabilities	2,047,179	184,173
Net cash provided by (used in) operating activities	1,048,391	(1,154,507)

INVESTING ACTIVITIES
Capital expenditures	(99,026)	-
Total cash used in investing activities	(99,026)	-

FINANCING ACTIVITIES
Proceeds from notes payables and debt	36,542	-
Repayments to notes payables and debt	(10,428)	(41,569)
Net proceeds from payable to related parties	271,508	900,000
Net cash provided by financing activities	297,622	858,431
Impact of foreign exchange on cash	(5,045)	475
Net increase (decrease) in cash	1,241,942	(295,601)

Cash at beginning of period	757,074	964,039

Cash at end of period	$1,999,016	$668,438

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$473	$3,098

Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities Exchange Commission.

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

Cash

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2015 and December 31, 2014, the Company’s bank balances exceeded insurances balances by $886,101 and $0, respectively. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the three months ended March 31, 2015 and 2014, the Company recorded a provision for inventory obsolescence of $25,543 and $31,481, respectively, which is included in cost of sales. The components of inventories were as follows:

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Raw materials	$889,642	$507,643
Work in progress	103,876	122,998
Finished goods	2,590,990	2,484,895
Reserve for slow moving and obsolete inventory	(1,001,756)	$(976,213)
Inventories, net	$2,582,752	$2,139,323

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the three months ended March 31, 2015 and 2014.

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

Note 2: Going concern

The Company sustained operating losses during the three months ended March 31, 2015 and 2014 and for the years ended December 31, 2014 and 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

Note 3: Property and equipment, net

The components of property and equipment were as follows:

	March 31, 2015	December 31, 2014
Equipment	$2,925,241	$2,887,215
Leasehold improvements	378,152	317,152
Computers	302,397	302,397
Vehicles	85,714	85,714
Furniture and fixtures	83,511	83,511
	3,775,015	3,675,989
Accumulation depreciation	(2,268,886)	(2,149,060)
Property and equipment - net	$1,506,129	$1,526,929

For the three months ended March 31, 2015 and 2014, depreciation of property and equipment amounted $119,826 and $130,012, respectively.

Note 4: Loss per share

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

The components of basic and diluted loss per share are as follows:

	For the three months ended March 31,
	2015	2014

Net loss attributable to Powin Corporation(A)	$(1,439,326)	$(1,423,800)
Less preferred share dividends	-	-
Net loss available to Powin Corporation (B)	(1,439,326)	(1,423,800)

Weighted average outstanding shares of common stock (C)	16,243,839	16,232,755
Dilutive effect of securities	-	-
Common stock and common stock equivalents (D)	16,243,839	16,232,755

Loss per share
Basic (A/D)	$(0.09)	$(0.09)
Diluted (B/D)	$(0.09)	$(0.09)

For the three months ended March 31, 2015 and 2014, the effect of warrants, stock options and convertible preferred stock are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 5: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	March 31, 2015		December 31, 2014
	(Unaudited)		(Audited)
	Current	Non Current	Current	Non Current
Equipment loan starting December 18, 2012, due January 1, 2017, with 3.05% interest rate, with no collateral	$42,554	$8,499	$42,212	$19,270
Loan from a third party, starting December 20, 2013, due June 30, 2015, with 6% interest rate, with no collateral	270,000	-	270,000	-
Loan from a third party,starting March 26, 2013, dueJune 30, 2015, with 6% interest rate, with no collateral	2,000,000	-	2,000,000	-
Loan from a third party,starting July 16, 2014, due July 31, 2015, with 6%interest rate, withno collateral	200,000	-	200,000	-
Accrued interest	271,184	-	234,639	-
Total long-term debt, including current portion and accrued interest	$2,783,738	8,499	$2,746,851	19,270

Interest expenses related to notes payables and long-term debt amounted to $37,015 and $36,682 for the three months ended March 31, 2015 and 2014, respectively.

Note 6:  Capital stock

For the three months ended March 31, 2015 the Company issued 3,000 shares of common stock to six board members as compensation for their services based on the fair value of the shares valued at $1.95 per share for their service.

Note 7:  Related party transaction

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific a company owned by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses was $188,721 and $188,721 for the three months ended March 31, 2015 and 2014, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Sales to Related Parties

Danny Lu and Peter Lu together own 20% of PEI MFG, LLC (“PEI”). The Company made sales to PEI in the amount of $26,691 and $98,043 for the three months ended March 31, 2015 and 2014, respectively. There were no amounts payable to PEI at March 31, 2015 and December 31, 2014, respectively. Amounts due from PEI amounted to $74,185 and $104,094 at March 31, 2015 and December 31, 2014, respectively.

Notes Payable To Related Parties

As of March 31, 2015, notes payable to Lu Pacific amounted to $508,475. The Company borrowed $0 and paid back $0 during the three months ended March 31, 2015.

As of March 31, 2015, notes payable to Mr. Lu amounted to $3,370,492. The Company borrowed $200,000 and paid back $0 during the three months ended March 31, 2015.

Peter Lu is Mr. Lu’s son. As of March 31, 2015, notes payable to Peter Lu amounted to $555,000. The Company borrowed $0 and paid back $0 during the three months ended March 31, 2015.

Danny Lu is Mr. Lu’s son. Danny Lu is also a director of the Company. As of March 31, 2015, notes payable to Danny Lu amounted to $555,000. The Company borrowed $0 and paid back $0 during the three months ended March 31, 2015.

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	March 31, 2015		December 31, 2014
	(unaudited)		(Audited)
	Current	Non Current	Current	Non Current
Loan from Mr. Lu, starting March 11, 2013, due June 30, 2015, with 6% annual interestrate, with no collateral	$2,000,000	$-	$2,000,000	$-
Loan from Mr. Lu, starting October 15, 2013, due June30, 2015, with 6% annual interestrate, with no collateral	500,000	-	500,000	-
Loan from Mr. Lu, starting May 14, 2014, due June 30,2015, with 6% annual interestrate, with no collateral	200,000	-	200,000	-
Loan from Mr. Lu, starting June 11, 2014, due June 30,2015, with 6% annual interestrate, with no collateral	70,492	-	70,492	-
Loan from Mr. Lu, starting June 25, 2014, due June 30,2015, with 6% annual interestrate, with no collateral	200,000	-	200,000	-
Loan from Mr. Lu, starting December 29, 2014, due June 30,2015, with 6% annual interestrate, with no collateral	200,000	-	200,000	-
Loan from Mr. Lu, starting March 12, 2015, due June 30,2015, with 6% annual interestrate, with no collateral	200,000	-	-	-
Loan from Lu Pacific, starting April 29, 2014, due July 31,2015, with 6% interestrate, with no collateral	300,000	-	300,000	-
Loan from Lu Pacific, starting August 29, 2014, due June 30,2015, with 6% annual interestrate, with no collateral	208,475	-	208,475	-
Loan from Danny, starting January 27, 2014, due June30, 2015, with 6% annual interestrate, with no collateral	250,000	-	250,000	-
Loan from Danny, starting February 24, 2014, due July31, 2015, with 6% annual interestrate, with no collateral	100,000	-	100,000	-

Loan from Danny, starting March 28, 2014, due June 30, 2015, with 6% interestrate, with no collateral	100,000	-	100,000		-
Loan from Danny, starting August 4, 2014, due June 30,2015, with 6% annual interest rate, with no collateral	80,000	-	80,000		-
Loan from Danny, starting August 15, 2014, due June 30,2015, with 6% annual interestrate, with no collateral	25,000	-	25,000		-
Loan from Peter, starting February 11, 2014, due June30, 2015, with 6% annual interestrate, with no collateral	250,000	-	250,000		-
Loan from Peter, starting March 28, 2014, due June 30,2015, with 6% annual interestrate, with no collateral	200,000	-	200,000		-
Loan from Peter, starting August 4, 2014, due June 30,2015, with 6% annual interestrate, with no collateral	80,000	-	80,000		-
Loan from Peter, starting August 15, 2014, due June 30,2015, with 6%annualinterestrate, with no collateral	25,000	-	25,000		-
Accrued interest	408,411	-	336,903		-
Total payable related parties, including current portion andaccrued interest	$5,397,378	$-	$5,125,870	$

Interest expenses related to payable to related parties amounted to $71,508 and $42,378 for the three months ended March 31, 2015 and 2014, respectively.

Proceeds during the three months ended March 31, 2015

Proceeds from payables to related parties include the following for the three months ended March 31, 2015:

On March12, 2015, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6%per annum.

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

Note 8:  Business segment reporting

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

A description of our operating segments as of March 31, 2015 and December 31, 2014, follows.

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

Energy:

Powin Energy has developed market leading architecture that utilizes proprietary patent-pending energy storage technology for scalable grid energy storage systems, power supply units for electric vehicles, and transportation applications. Through December 31, 2014, the Energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. The Company expects increased operations from this segment in 2015.

Product & Service (formerly Channel Partner Program, Warehousing and Wooden)

The Product & Service segment contains the legacy operations of Channel Partner Program, a distribution channel for North American companies to sell their products in China as well as selling certain consumer products through U.S.-based retailers and marketplaces, including online; and Warehousing, which provides warehousing services in support of the Company’s customers across all segments. The segment will be used for future products and services that are not related to an existing segment and haven’t reach a level to require separate management and segmentation.On January 1, 2015, the Product & Service segment had been incorporated into our contractmanufacturingsegment.

Powin Mexico:

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2013, but are expected to increase in 2015.

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Three months ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Revenue
Contract manufacturing	$1,392,701	$1,299,123
Manufacturing	1,255,943	1,129,688
Energy	22,746	72,360
Mexico	38,878	33,588
Consolidated	$2,710,268	$2,534,759

	Three months ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Loss before income taxes
Contract manufacturing	$(97,572)	$(150,387)
Manufacturing	206,994	(179,505)
Energy	(1,048,361)	(746,330)
Mexico	(324,555)	(315,903)
Corporate	(224,515)	(79,060)
Consolidated	$(1,488,009)	$(1,471,185)

Note 9: Subsequent events

Effective April 2, 2015, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Fourth Supplemental Agreement (“Supplement”) to the Share Subscription Agreement dated August 8, 2014 (“Subscription Agreement”).

Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  Powin issued 2,143 shares of Powin Energy Common Stock to Suntech for the $12,500,000 made investment to date.

The Supplement further establishes the Second Closing Date of the Subscription Agreement as May 31, 2015 (“Second Closing”) when the balance of $12,500,000 is to be paid. If that payment is made, Powin will issue to Suntech an additional 2,143 shares of Powin Energy Common Stock.  In the event Suntech is unable or unwilling to pay the remaining subscription balance, Powin will be free to sell the 2,143 shares to another purchaser for the same price per share as paid by Suntech.

Powin Energy Corporation is authorized by Suntech to make a payment of $1,500,000 to Powin Corporation from the proceeds of the First Closing as an additional payment against the remaining $4,000,000 outstanding obligation owing by Powin Energy to Powin Corporation. This will leave a balance owing by Powin Energy to Powin Corporation of approximately $2,500,000 which will be repaid from the proceeds of the Second Closing, if Suntech is able to complete its subscription commitment, or from the proceeds of a subscription commitment from another purchaser of Powin Energy’s Common Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 24, 2015, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

As described in this Form 10-Q		As described in previous filings
Legal entity name	Business segment name	Legal entity name	Business segment name

Powin Corporation	Holding company and Corporate	Powin Corporation	Holding company
Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing	(b)
Powin Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy
Powin Product and Service Corporation	Product and service	Powin Wooden Product Service, Inc.	Warehousing	(a)(b)
		Channel Partner Program	CPP	(a)
Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico

(a)
Effective January 1, 2014, the business segments formerly known as Warehousing and CPP were combined into a legal entity that was renamed Powin Product and Service Corporation. The corresponding business segment is named Product and Service and currently has limited operations and no employees.

(b)	Effective January 1, 2015, the business segment known as Powin Product and Service Corporation was merged into Powin Contract Manufacturing Corporation.

Results of Operations

The following table presents the Company’s revenues by business segment, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015(Unaudited)	2014(Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$1,392,701	$1,299,123	93,578	7.2%
Manufacturing	1,255,943	1,129,688	126,255	11.2%
Energy	22,746	72,360	(49,614)	(68.6)%
Mexico	38,878	33,588	5,290	15.7%
Consolidated	$2,710,268	$2,534,759	175,509	6.9%

Consolidated net sales for the three months ended March 31, 2015, increased approximately $176,000 or 6.9% from the same period of 2014. The increase was substantially in the contract manufacturing segment, which experienced a revenue increase of approximately $94,000 or 7.2%and in the manufacturing segment, which experienced a revenue increase of approximately $126,255 or 11.2% compared to the first quarter of 2014. The primary reason for the increase was a stronger seasonality for serveral existing customers of Powin Manufacturing and favorable economic environment in US.

Manufacturing sales increased approximately $126,000 or 11% as the relationship with the segment’s primary customer, Daimler Trucks North America, improved during the three months ended March 31, 2015 compare to the same period last year.

The Energy sales decreased approximately $50,000 or 69% primarily due to pause of our electrical vehicle charge station sales, which is lumpy in nature. Powin Energy has been focusing on the commercialization of its electricity storage products andand expects to book orders in 2015.

Mexico sales increased approximately $5,000 or 16% as Powin Mexico Starts ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially reduce its operation loss in 2015.

Consolidated operating expenses for the three months ended March 31, 2015, increased approximately $36,000 or 1.9%, from $1.9 million in the same period of 2014 to $2.0 million. The increase is primarily in professional fees in Energy to prepare the segment for the launch of new products in the third half of 2014.

For the three months ended March 31, 2015, the Company had net loss of approximately $1.4 million or $0.09 per share, compared to net loss of approximately $1.4 million or $0.09 per share for the same period of 2014. As reported above the net loss increased is primarily due to increased operating expenses.

2015 Outlook

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

Effective April 2, 2015, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Fourth Supplemental Agreement (“Supplement”) to the Share Subscription Agreement dated August 8, 2014 (“Subscription Agreement”).

Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  Powin issued 2,143 shares of Powin Energy Common Stock to Suntech for the $12,500,000 made investment to date.

The Supplement further establishes the Second Closing Date of the Subscription Agreement as May 31, 2015 (“Second Closing”) when the balance of $12,500,000 is to be paid. If that payment is made, Powin will issue to Suntech an additional 2,143 shares of Powin Energy Common Stock.  In the event Suntech is unable or unwilling to pay the remaining subscription balance, Powin will be free to sell the 2,143 shares to another purchaser for the same price per share as paid by Suntech.

Powin Energy Corporation is authorized by Suntech to make a payment of $1,500,000 to Powin Corporation from the proceeds of the First Closing as an additional payment against the remaining $4,000,000 outstanding obligation owing by Powin Energy to Powin Corporation. This will leave a balance owing by Powin Energy to Powin Corporation of approximately $2,500,000 which will be repaid from the proceeds of the Second Closing, if Suntech is able to complete its subscription commitment, or from the proceeds of a subscription commitment from another purchaser of Powin Energy’s Common Stock.

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

Liquidity and Capital Resources

Cash provided from operating activities were approximately $1.05 million for the three months ended March 31, 2015, compared to $1.15 million used in operating activitiesfor the same period in 2014. The increase of cash provided from operating activities is mainly due to more increase in accrued payroll and other liabilities, more increase of accounts payable, more decrease of accounts receivable, offset by an increased net loss, and more purchase of inventories.

Cash used in investing activities was $99,026 and $0 during the three months ended March 31, 2015 and 2014, respectively, as the Company acquire properties and equipment during the three months ended March 31, 2015.

Net cash provided from financing activities was $297,622 and $858,431 during the three months ended March 31, 2015 and 2014, respectively. The decrease is due to less proceeds from payables from related parties offset by decreased payments to line of credit.

During the three months ended March 31, 2015, the Company borrowed $200,000 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

March 12, 2015	Joseph Lu	June 30, 2015	6%	$ 200,000

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

Powin Corporation expects Suntech to close the remaining half of the $25M equity investment into Powin Energy by the end of May 2015. And as previously agreed, 20% of the proceeds to Powin Energy will be paid to Powin Corporation. Powin Corporation plans to use some of this payment to pay for the outstanding debt. In addition, we expect Powin manufacturing to generate more operating profits in 2015 as Powin Mexico to substantially reduce its operating loss, thus Powin Corporation plans to use some of the operating profits from Powin manufacturing to pay for the outstanding debt.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In three months ended March 31, 2015, we issued a total of 3,000 shares of Common Stock to our directors for their services on the Board of Director. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ( “1933 Act”) , provided by Section 4(a)(2) of the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the three-month period ended March 31, 2015.

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

Dated: May 12, 2015	By:	/s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)