Form 10-Q
period 2015-06-30
POWIN CORP
filed 2015-08-14
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2015, there were 16,249,839 shares of Common Stock, $0.001 par value, outstanding and 9,652 shares of Preferred Stock, $100 face value, outstanding.

POWIN CORPORATION

Index

PART I.         FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (audited)	3
	Condensed Consolidated Statements of Operations for the Three and Six months ended June 30, 2015 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six months ended June 30, 2015 and 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2015 and 2014 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Note Regarding Forward Looking Statements	22
	Overview
	Critical Accounting Policies	27
	Results of Operations	23
	Liquidity and Capital Resources	26
	Off-Balance Sheet Arrangements	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$6,178,637	$757,074
Accounts receivable, net	1,794,665	2,265,515
Notes and other receivables, net	125,978	157,824
Inventories, net	2,564,317	2,139,323
Prepaid expenses and deposits	545,450	586,997
Total current assets	11,209,047	5,906,733

Property and equipment, net	1,413,361	1,526,929
Intangible assets, net	32,638	50,111
Total assets	$12,655,046	$7,483,773

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$1,837,724	$2,448,442
Accrued payroll and other accrued liabilities	630,109	3,746,367
Notes payable - current portion of long-term debt and accrued interest	2,703,217	2,746,851
Payable to related parties - current	5,038,994	5,125,870
Total current liabilities	10,210,044	14,067,530
Non-Current Liabilities
Notes payables and long-term debt - non current	-	19,270
Total non-current Liabilities	-	19,270
Total liabilities	10,210,044	14,086,800
Stockholders' deficit
Preferred stock, $100 face value, 25,000,000 shares
Authorized; 9,652 and 9,102 shares issued and outstanding, respectively	965,200	910,200
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,249,839 and 16,243,839 shares issued and outstanding, respectively	16,250	16,244
Additional paid-in capital	23,886,085	10,552,144
Accumulated other comprehensive loss	(45,075)	(26,143)
Accumulated deficit	(19,689,884)	(17,435,022)
Total Powin Corporation stockholders' deficit	5,132,576	(5,982,577)

Non-controlling interest	(2,687,574)	(620,450)
Total liabilities and shareholders' deficit	$12,655,046	$7,483,773

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Net sales	$3,144,698	$2,469,668	$5,854,966	$5,004,427
Cost of sales	2,808,464	2,435,357	4,980,799	4,454,761
Gross profit	336,234	34,311	874,167	549,666

Operating expenses	1,637,073	1,843,187	3,587,639	3,757,911
Loss from operations	(1,300,839)	(1,808,876)	(2,713,472)	(3,208,245)

Other income (expense)
Other income	8,433	3,338	41,680	10,582
Interest expense	(111,870)	(92,181)	(220,348)	(171,241)
Other expenses	125,912	-	125,767	-
Other income (expenses)	22,475	(88,843)	(52,901)	(160,659)
Loss before income taxes	(1,278,364)	(1,897,719)	(2,766,373)	(3,368,904)
Provision for income taxes	-	7,500	-	7,500
Net loss	(1,278,364)	(1,905,219)	(2,766,373)	(3,376,404)
Net loss attributable to non-controlling interest	(462,828)	(48,923)	(511,511)	(96,308)
Net loss attributable to Powin Corporation	(815,536)	(1,856,296)	$(2,254,862)	$(3,280,096)

Loss per share:
Basic	$(0.05)	$(0.12)	$(0.14)	$(0.21)
Diluted	$(0.05)	$(0.12)	$(0.14)	$(0.21)

Weighted average shares outstanding:
Basic and Diluted	16,246,839	16,235,255	16,245,347	16,234,012

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Net loss	$(1,278,364)	$(1,905,219)	$(2,766,373)	$(3,376,404)
Other comprehensive loss
Foreign currency translation adjustment	(27,319)	221	(22,273)	696
Comprehensive loss	(1,305,683)	(1,904,998)	(2,788,646)	(3,375,708)

Comprehensive loss attributable to non-controlling interest	(462,828)	(48,890)	(511,511)	(96,204)
Comprehensive loss attributable to Powin Corporation	$(842,855)	$(1,856,108)	$(2,277,135)	$(3,279,504)

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss attributable to Powin Corporation	$(2,254,862)	$(3,280,096)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(511,511)	(96,308)
Depreciation and amortization	250,917	261,514
(Recovery of) Reserve for slow moving and obsolete inventory	(100,180)	395,896
Share based compensation	86,675	105,948
Provision for doubtful accounts receivable	(9,362)	(3,267)
Provision for doubtful other receivable	7,802	19,144
Provision for income tax	-	7,500
Changes in operating assets and liabilities
Accounts receivable	480,212	22,589
Notes and other receivables	24,044	(17,994)
Inventories	(324,814)	(430,187)
Prepaid expenses and deposits	41,547	(238,095)
Accounts payable	(610,718)	673,646
Accrued payroll and other liabilities	(296,258)	428,310
Net cash used in operating activities	(3,216,508)	(2,151,400)

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(119,876)	-
Total cash used in investing activities	(119,876)	-

FINANCING ACTIVITIES
Proceeds from notes payables and debt	73,491	-
Repayments to notes payables and debt	(136,395)	(70,937)
Proceeds received from stock issuance	8,930,000	-
Proceeds from payable to related parties	346,137	1,836,945
Payments to payable to related parties	(433,013)	-

Net cash provided by financing activities	8,780,220	1,766,008
Impact of foreign exchange on cash	(22,273)	696
Net increase (decrease) in cash	5,421,563	(384,696)

Cash at beginning of period	757,074	964,039

Cash at end of period	$6,178,637	$579,343

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$549,344	$5,463

Income taxes paid	$-	$7,500

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and History And Summary of Significant Accounting Policies

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

On April 1, 2015 and April 2, 2015, Powin Enerney issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively.

After the shares issuance, the Company owns 82.35％ of Powin Energy.

Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2015, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities Exchange Commission.

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

Cash

The Company considers all highly liquid investments with maturity of six months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2015 and December 31, 2014, the Company’s bank balances exceeded insurances balances by $5,276,580 and $0, respectively. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the six months ended June 30, 2015 and 2014, the Company recorded an inventory obsolescence recovery of $100,180 and provision for inventory obsolescence of $395,896, respectively, which is included in cost of sales. The components of inventories were as follows:

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Raw materials	$840,532	$507,643
Work in progress	127,511	122,998
Finished goods	2,472,307	2,484,895
Reserve for slow moving and obsolete inventory	(876,033)	(976,213)
Inventories, net	$2,564,317	$2,139,323

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

The Company depreciates property and equipment over the following estimated useful lives:

Equipment	7-15 years
Leasehold improvements	39 years
Computers	3-5 years
Vehicles	5-7 years
Furniture and fixtures	3-5 years

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the six months ended June 30, 2015 and 2014.

Foreign currencies

Assets and liabilities recorded in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated to U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

Use of estimates

The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

Noncontrolling interests

Noncontrolling interests on the consolidated financial statements are resulted from the consolidation of Mexico, a 85% owned subsidiary from February 2011 and Powin Energy, a 82.35% owned subsidiary from April 2, 2015. Noncontrolling interests on the unaudited condensed consolidated financial statements represented the minority stockholders’ proportionate share of the net income/losses of Mexico and Powin Energy.

On April 1, 2015 and April 2, 2015, Powin Enerney issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively.

After the shares issuance, the Company owns 82.35% of Powin Energy.

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

Note 2: Going concern

The Company sustained operating losses during the six months ended June 30, 2015 and 2014 and for the years ended December 31, 2014 and 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

Note 3: Property and equipment, net

The components of property and equipment were as follows:

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Equipment	$2,929,891	$2,887,215
Leasehold improvements	394,352	317,152
Computers	302,397	302,397
Vehicles	85,714	85,714
Furniture and fixtures	83,511	83,511
	3,795,865	3,675,989
Accumulation depreciation	(2,382,504)	(2,149,060)
Property and equipment - net	$1,413,361	$1,526,929

For the six months ended June 30, 2015 and 2014, depreciation of property and equipment amounted $233,444 and $242,674, respectively. For the three months ended June 30, 2015 and 2014, depreciation of property and equipment amounted $113,618 and $122,082, respectively.

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

The components of basic and diluted loss per share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)

Net loss attributable to Powin Corporation(A)	(815,536)	(1,856,296)	(2,254,862)	(3,280,096)
Less preferred share dividends	(55,000)	-	(55,000)	-
Net loss available to Powin Corporation (B)	(870,536)	(1,856,296)	(2,309,862)	(3,280,096)

Weighted average outstanding shares of common stock (C)	16,246,839	16,235,255	16,245,347	16,234,012
Dilutive effect of securities	-	-	-	-
Common stock and common stock equivalents (D)	16,246,839	16,235,255	16,245,347	16,234,012

Loss per share
Basic (A/D)	$(0.05)	$(0.12)	$(0.14)	$(0.21)
Diluted (B/D)	$(0.05)	$(0.12)	$(0.14)	$(0.21)

For the three and six months ended June 30, 2015 and 2014, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 5: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	June 30, 2015		December 31, 2014
	(Unaudited)		(Audited)
	Current	Non Current	Current	Non Current
Equipment loan starting December 18, 2012, due January 1, 2017, with 3.05% interest rate, with no collateral	$40,548	$-	$42,212	$19,270
Loan from a third party, starting December 20, 2013, due June 30, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	270,000	-	270,000	-
Loan from a third party, starting March 26, 2013, due June 30, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	2,000,000	-	2,000,000	-
Loan from a third party, starting July 16, 2014, due July 31, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	200,000	-	200,000	-
Accrued interest	192,669	-	234,639	-
Total long-term debt, including current portion and accrued interest	$2,703,217	-	$2,746,851	19,270

Interest expenses related to notes payables and long-term debt amounted to $74,359 and $73,421 for the six months ended June 30, 2015 and 2014, respectively. Interest expenses related to notes payables and long-term debt amounted to $37,344 and $36,791 for the three months ended June 30, 2015 and 2014, respectively.

Note 6:  Capital stock

For the three months ended March 31, 2015 the Company issued 3,000 shares of common stock to six board members as compensation for their services based on the fair value of the shares valued at $1.95 per share for their service. For the three months ended June 30, 2015 the Company issued 3,000 shares of common stock to six board members as compensation for their services based on the fair value of the shares valued at $0.56 per share for their service.

In June 2015, the Company declared preferred stock dividends.  The Company accrued a total dividend in the amount of 550 preferred shares and booked a $55,000 increase in Preferred stock. The dividends were issued on June 30, 2015.

Note 7:  Related party transactions

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific a company owned by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $377,423 and $377,423 for the six months ended June 30, 2015 and 2014, respectively. Rent expenses were $188,721 and $188,721 for the three months ended June 30, 2015 and 2014, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Sales to Related Parties

Mr. Lu’s sons, Danny Lu and Peter Lu, together own 20% of PEI MFG, LLC (“PEI”). The Company made sales to PEI in the amount of $117,998 and $266,605 for the six months ended June 30, 2015 and 2014, respectively. There were no amounts payable to PEI at June 30, 2015 and December 31, 2014, respectively. Amounts due from PEI amounted to $67,199 and $104,094 at June 30, 2015 and December 31, 2014, respectively.

Notes Payable To Related Parties

As of June 30, 2015, notes payable to Lu Pacific amounted to $508,475. The Company borrowed $0 and paid back $0 during the six months ended June 30, 2015.

As of June 30, 2015, notes payable to Mr. Lu amounted to $3,370,492. The Company borrowed $200,000 and paid back $0 during the six months ended June 30, 2015.

Peter Lu is Mr. Lu’s son. As of June 30, 2015, notes payable to Peter Lu amounted to $555,000. The Company borrowed $0 and paid back $0 during the six months ended June 30, 2015.

Danny Lu is Mr. Lu’s son. Danny Lu is also a director of the Company. As of June 30, 2015, notes payable to Danny Lu amounted to $555,000. The Company borrowed $0 and paid back $0 during the six months ended June 30, 2015.

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	June 30, 2015		December 31, 2014
	(unaudited)		(Audited)
	Current	Non Current	Current	Non Current
Loan from Mr. Lu, starting March 11, 2013, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	$2,000,000	$-	$2,000,000	$-
Loan from Mr. Lu, starting October 15, 2013, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	500,000	-	500,000	-
Loan from Mr. Lu, starting May 14, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	200,000	-	200,000	-
Loan from Mr. Lu, starting June 11, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	70,492	-	70,492	-
Loan from Mr. Lu, starting June 25, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	200,000	-	200,000	-

Loan from Mr. Lu, starting December 29, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	200,000	-	200,000	-
Loan from Mr. Lu, starting March 12, 2015, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	200,000	-	-	-
Loan from Lu Pacific, starting April 29, 2014, due July 31, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	300,000	-	300,000	-
Loan from Lu Pacific, starting August 29, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	208,475	-	208,475	-
Loan from Danny Lu, starting January 27, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	250,000	-	250,000	-
Loan from Danny Lu, starting February 24, 2014, due July 31, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	100,000	-	100,000	-
Loan from Danny Lu, starting March 28, 2014, due June 30, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	100,000	-	100,000	-
Loan from Danny Lu, starting August 4, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	80,000	-	80,000	-
Loan from Danny Lu, starting August 15, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	25,000	-	25,000	-
Loan from Peter Lu, starting February 11, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	250,000	-	250,000	-
Loan from Peter, starting March 28, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	200,000	-	200,000	-
Loan from Peter Lu, starting August 4, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	80,000	-	80,000	-
Loan from Peter Lu, starting August 15, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	25,000	-	25,000		-
Accrued interest	50,027	-	336,903		-
Total payable related parties, including current portion and accrued interest	$5,038,994	$-	$5,125,870	$

Interest expenses related to payable to related parties amounted to $146,137 and $98,237 for the six months ended June 30, 2015 and 2014, respectively. Interest expenses related to payable to related parties amounted to $74,629 and $55,859 for the three months ended June 30, 2015 and 2014, respectively.

Related parties transactions during the six months ended June 30, 2015

Proceeds from payables to related parties include the following for the six months ended June 30, 2015:

On March12, 2015, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is extended to be due September 30, 2016, is with no collateral, and accrues interest at 6% per annum.

Repayments to payables to related parties amounted to $433,013 and $0 during the six months ended June 30, 2015 and 2014, respectively.

Proceeds during the year ended December 31, 2014

Proceeds from payables to related parties include the following for the year ended December 31, 2014:

On January 27, 2014, the Company borrowed an additional $250,000 from Danny Lu. The note was due June 30, 2014 and has accrued interest at 6% per annum. The note due date is extended to September 30, 2016, is with no collateral, and with an interest rate of 6% per annum.

On February 11, 2014, the Company borrowed an additional $250,000 from Peter Lu. The note was due June 30, 2014 and has accrued interest at 6% per annum. The note due date is extended to September 30, 2016, with no collateral, and with an interest rate of 6% per annum.

On February 24, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due July 31, 2015 is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016.

On March 28, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. The note due date is extended to September 30, 2016, with no collateral, and with an interest rate of 6% per annum.

On March 28, 2014, the Company borrowed an additional $200,000 from Peter Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. The note due date is extended to September 30, 2016, with no collateral, and with an interest rate of 6% per annum.

On April 29, 2014, the Company issued a promissory note in the amount of $300,000 to Lu Pacific. The note is due July 31, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016.

On May 14, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. The note due date is extended to September 30, 2016, with no collateral, and with an interest rate of 6% per annum.

On June 11, 2014, the Company borrowed an additional $70,492 from Mr. Lu. The note was due July 15, 2014 and accrued interest at 6% per annum. The note due date is extended to September 30, 2016, is with no collateral, and with an interest rate of 6% per annum.

On June 25, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due July 1st, 2014 and accrued interest at 5%per annum. The note due date is extended to September 30, 2016, is with no collateral, and with an interest rate of 6% per annum.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016.

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016.

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016.

On August 29, 2014, the Company issued a promissory note in the amount of $208,475 to Lu Pacific. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016.

On December 29, 2014, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum.  The note due date is extended to September 30, 2016.

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

A description of our operating segments as of June 30, 2015 and December 31, 2014, follows.

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

Product & Service (formerly Channel Partner Program, Warehousing and Wooden)

The Product & Service segment contains the legacy operations of Channel Partner Program, a distribution channel for North American companies to sell their products in China as well as selling certain consumer products through U.S.-based retailers and marketplaces, including online; and Warehousing, which provides warehousing services in support of the Company’s customers across all segments. The segment will be used for future products and services that are not related to an existing segment and haven’t reach a level to require separate management and segmentation. On January 1, 2015, the Product & Service segment had been incorporated into our contract manufacturing segment.

Powin Mexico:

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2013, but are expected to increase in 2015.

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Three months ended June 30,
	2015 (Unaudited)	2014 (Unaudited)
Revenue
Contract manufacturing	$1,598,263	$1,121,482
Manufacturing	1,354,020	1,205,291
Energy	63,912	137,290
Mexico	128,503	5,605
Consolidated	$3,144,698	$2,469,668

	Three months ended June 30,
	2015 (Unaudited)	2014 (Unaudited)
Loss before income taxes
Contract manufacturing	$(62,267)	$(174,035)
Manufacturing	60,105	(11 ,011)
Energy	(1,324,448)	(1,303,180)
Mexico	(293,826)	(326,150)
Corporate	342,072	(83,343)
Consolidated	$(1,278,364)	$(1,897,719)

	Six months ended June 30,
	2015 (Unaudited)	2014 (Unaudited)
Revenue
Contract manufacturing	$2,990,964	$2,420,605
Manufacturing	2,609,963	2,334,979
Energy	86,658	209,650
Mexico	167,381	39,193
Consolidated	$5,854,966	$5,004,427

	Six months ended June 30,
	2015 (Unaudited)	2014 (Unaudited)
Loss before income taxes
Contract manufacturing	$(159,839)	$(324,422)
Manufacturing	267,099	(190,516)
Energy	(2,372,809)	(2,049,510)
Mexico	(618,381)	(642,053)
Corporate	117,557	(162,403)
Consolidated	$(2,766,373)	$(3,368,904)

Note 9: Minority Interest

On August 8, 2014, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”)for an investment of $25,000,000 from Suntech.

Effective April 2, 2015, Powin and Suntech signed the Fourth Supplemental Agreement (“Supplement”).Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  On April 1, 2015 and April 2, 2015, Powin Enerney issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively.

After the shares issuance, the Company owns 82.35％ of Powin Energy.

The Supplement further established the Second Closing Date of the Subscription Agreement as May 31, 2015 (“Second Closing”) when the balance of $12,500,000 was to be paid. If that payment was made, Powin would issue to Suntech an additional 2,143 shares of Powin Energy Common Stock.  In the event Suntechwas unable or unwilling to pay the remaining subscription balance, Powin would be free to sell the 2,143 shares to another purchaser for the same price per share as paid by Suntech.Suntech failed to make the required payment on May 31, 2015. Accordingly, the Company elected to terminate the Subscription Agreement, as it pertained to the remaining $12,500,000 owing thereunder.

Note 10: Subsequent Event

The Company issued Preferred Stock in August 2015 to settle the following notes payable

Lender
  Borrower
		Amount	Number of Shares of Preferred Stock
3U Trading Co., Limited	Powin Corporation	$2,451,195	4,377,132
3U Trading Co., Limited	Powin Industries S.A. DE C.V.	$211,474	377,630
Joseph Lu	Powin Corporation	$3,333,091	5,951,946
Danny Lu	Powin Corporation	$560,565	1,001,008
Peter Lu	Powin Corporation	$560,565	1,001,008
Lu Pacific Properties, LLC	Powin Corporation	$513,574	917,096
Total		$7,630,464	13,625,826

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

(b)	Effective January 1, 2015, the business segment known as Powin Product and Service Corporation was merged into Powin Contract Manufacturing Corporation.

Results of Operations

The following table presents the Company’s revenues by business segment, for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015(Unaudited)	2014(Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$1,598,263	$1,121,482	476,781	42.5%
Manufacturing	1,354,020	1,205,291	148,729	12.3%
Energy	63,912	137,290	(73,378)	(53.4)%
Mexico	128,503	5,605	122,898	2,192.6%
Consolidated	$3,144,698	$2,469,668	675,030	27.3%

Consolidated net sales for the three months ended June 30, 2015, increased approximately $675,000 or 27.3% from the same period of 2014. The increase was substantially in the contract manufacturing segment, which experienced a revenue increase of approximately $477,000 or 42.5%and in the manufacturing segment, which experienced a revenue increase of approximately $149,000 or 12.3% compared to the same period of 2014. The primary reason for the increase was a stronger seasonality for several existing customers of Powin Manufacturing and favorable economic environment in US.

Manufacturing sales increased approximately $149,000 or 12% as the relationship with the segment’s primary customer, Daimler Trucks North America, improved during the six months ended June 30, 2015 compare to the same period last year.

The Energy sales decreased approximately $73,000 or 53% primarily due to pause of our electrical vehicle charge station sales, which is lumpy in nature. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2015.

Mexico sales increased approximately $123,000 or 2,193% as Powin Mexico Starts ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially increase its operating income in 2015.

Consolidated operating expenses for the three months ended June 30, 2015, decreased approximately $206,000 or 11.2%, from $1.8 million in the same period of 2014 to $1.6 million. The decrease is primarily due to pause of our electrical vehicle charge station sales.

For the three months ended June 30, 2015, the Company had net loss of approximately $1.3 million or $0.05 per share, compared to net loss of approximately $1.9 million or $0.12 per share for the same period of 2014. As reported above the net loss decreased is primarily due to increased net revenue and decreased operating expenses.

The following table presents the Company’s revenues by business segment, for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015(Unaudited)	2014(Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$2,990,964	$2,420,605	$570,359	23.6%
Manufacturing	2,609,963	2,334,979	274,984	11.8%
Energy	86,658	209,650	(122,992)	(58.7)%
Mexico	167,381	39,193	128,188	327.1%
Consolidated	$5,854,966	$5,004,427	$850,539	17.0%

Consolidated net sales for the six months ended June 30, 2015, increased approximately $851,000 or 17.0% from the same period of 2014. The increase was substantially in the contract manufacturing segment, which experienced a revenue increase of approximately $570,000 or 23.6%and in the manufacturing segment, which experienced a revenue increase of approximately $275,000 or 11.8% compared to the same period of 2014. The primary reason for the increase was a stronger seasonality for several existing customers of Powin Manufacturing and favorable economic environment in US.

Manufacturing sales increased approximately $275,000 or 12% as the relationship with the segment’s primary customer, Daimler Trucks North America, improved during the six months ended June 30, 2015 compare to the same period last year.

The Energy sales decreased approximately $123,000 or 59% primarily due to pause of our electrical vehicle charge station sales, which is lumpy in nature. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2015.

Mexico sales increased approximately $128,000 or 327% as Powin Mexico Starts ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially increase its operating income in 2015.

Consolidated operating expenses for the six months ended June 30, 2015, decreased approximately $170,000 or 4.5%, from $3.8 million in the same period of 2014 to $3.6 million. The decrease is primarily due to the adjustment of the 2013 tax payment reserved.

For the six months ended June 30, 2015, the Company had net loss of approximately $2.8 million or $0.14 per share, compared to net loss of approximately $3.4 million or $0.21 per share for the same period of 2014. As reported above the net loss decreased is primarily due to increased revenue and decreased operating expenses.

Second Half Year Of2015 Outlook

We expect 2015 to be a transitional year for Powin Corporation, with the traditional manufacturing segment stabilized in 2014 and poised to returning to growth in 2015, and the energy segment entering commercialization stage. In addition, we have established a new strategic direction for Powin Mexico factory and aligned its cost structure with the new strategy. We believe our investment made in the past several years in Powin Energy has paved a solid foundation for us in the fast growing energy storage market, with competitive products and a growing sales pipeline. For the rest of 2015, Powin management has identified following initiatives for each business segment.

Powin OEM business revenue has stabilized in 2014 with no client attrition in the second half of 2014. OEM segment gross margin slightly improved in 2015 compared to 2015 due to a better mixture. In 2015, we have identified several new products to be growth drivers; including one product which is well received by customers shortly after its introduction to the market and for which Powin has exclusive manufacturing right.

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

2014 was a busy year for Powin Energy as we focused on product research and development as well as getting strategic investment from outside investors. By the end of June 30, 2015, Powin Energy has received the investment of $12,500,000.

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

Liquidity and Capital Resources

Cash used in operating activities were approximately $3,216,508 for the six months ended June 30, 2015, compared to $2,151,400 used in operating activities for the same period in 2014. The increase of cash used in operating activities is mainly due to more increase in accrued payroll and other liabilities, more increase of accounts payable, more decrease of accounts receivable, offset by an increased net loss, and less purchase of inventories.

Cash used in investing activities was $119,876 and $0 during the six months ended June 30, 2015 and 2014, respectively, as the Company acquired properties and equipment during the six months ended June 30, 2015.

Net cash provided from financing activities was $8,780,220 and $1,766,008 during the six months ended June 30, 2015 and 2014, respectively. The increase is due to net proceeds received from stock issuance for Energy, offset by less proceeds from payables from related parties.

During the six months ended June 30, 2015, the Company borrowed $200,000 from related parties for operating cash flows as follows:

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

On August 8, 2014, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”)for an investment of $25,000,000 from Suntech.

Effective April 2, 2015, Powin and Suntech signed the Fourth Supplemental Agreement (“Supplement”).Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  On April 1, 2015 and April 2, 2015, Powin Enerney issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively.

After the shares issuance, the Company owns 82.35％ of Powin Energy.

The Supplement further establishes the Second Closing Date of the Subscription Agreement as May 31, 2015 (“Second Closing”) when the balance of $12,500,000 is to be paid. If that payment is made, Powin will issue to Suntech an additional 2,143 shares of Powin Energy Common Stock.  In the event Suntech is unable or unwilling to pay the remaining subscription balance, Powin will be free to sell the 2,143 shares to another purchaser for the same price per share as paid by Suntech.Suntech failed to make the required payment on May 31, 2015. Accordingly, the Company has elected to terminate the Subscription Agreement, as it pertains to the remaining $12,500,000 owing thereunder.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In six months ended June 30, 2015, we issued a total of 6,000 shares of Common Stock to our directors for their services on the Board of Director. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ( “1933 Act”) , provided by Section 4(a)(2) of the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the six-month period ended June 30, 2015.

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

Dated: August 14, 2015	By:	/s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)