Form 10-Q
period 2015-09-30
POWIN CORP
filed 2015-11-20
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 20, 2015, there were 16,252,839 shares of Common Stock, $0.001 par value, outstanding, 9,652 shares of Series A Preferred Stock, $100 face value, outstanding and 13,635,478 shares of Series August 2015 Preferred Stock, $0.56 par value, outstanding.

POWIN CORPORATION

Index

PART I.         FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 (audited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2015 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine months ended September 30, 2015 and 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine months ended June 30, 2015 and 2014 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	Note Regarding Forward Looking Statements	25
	Overview
	Critical Accounting Policies	31
	Results of Operations	26
	Liquidity and Capital Resources	29
	Off-Balance Sheet Arrangements	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Mine Safety Disclosures.	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	33

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$4,453,536	$757,074
Accounts receivable, net	1,673,606	2,265,515
Notes and other receivables, net	122,460	157,824
Inventories, net	2,143,976	2,139,323
Prepaid expenses and deposits	466,186	586,997
Total current assets	8,859,764	5,906,733

Property and equipment, net	1,312,801	1,526,929
Intangible assets, net	24,274	50,111
Total assets	$10,196,839	$7,483,773

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$1,069,027	$2,448,442
Accrued payroll and other accrued liabilities	700,341	3,746,367
Notes payable - current portion of long-term debt and accrued interest	29,955	2,746,851
Payable to related parties - current	-	5,125,870
Total current liabilities	1,799,323	14,067,530
Non-Current Liabilities
Notes payables and long-term debt - non current	-	19,270
Total non-current Liabilities	-	19,270
Total liabilities	1,799,323	14,086,800
Stockholders' deficit
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 face value, Conversion rate 1 to 20, 9,652 and 9,102 shares issued and outstanding, respectively	965,200	910,200
2015 August stock: $0.56 par value, Conversion rate 1 to 1, 13,635,478 and 0 shares issued and outstanding, respectively	7,630,464	-
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,252,839 and 16,243,839 shares issued and outstanding, respectively	16,253	16,244
Additional paid-in capital	23,927,144	10,552,144
Accumulated other comprehensive loss	(48,131)	(26,143)
Accumulated deficit	(21,128,228)	(17,435,022)
Total Powin Corporation stockholders' deficit	11,362,702	(5,982,577)

Non-controlling interest	(2,965,186)	(620,450)
Total liabilities and shareholders' deficit	$10,196,839	$7,483,773

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Net sales	$2,540,609	$3,245,037	$8,395,575	$8,249,464
Cost of sales	2,255,714	2,430,737	7,236,513	6,885,498
Gross profit	284,895	814,300	1,159,062	1,363,966

Operating expenses	1,966,356	1,909,181	5,553,995	5,667,092
Loss from operations	(1,681,461)	(1,094,881)	(4,394,933)	(4,303,126)

Other income (expense)
Other income	6,559	4,306	48,239	14,888
Interest expense	(19,086)	(104,291)	(239,434)	(275,532)
Loss on sales of assets	(10,179)	0	(10,179)	0
Other expenses	0	(7,300)	125,767	(7,300)
Other income (expenses)	(22,706)	(107,285)	(75,607)	(267,944)
Loss before income taxes	(1,704,167)	(1,202,166)	(4,470,540)	(4,571,070)
Provision for income taxes	11,250	(11,250)	11,250	(3,750)
Net loss	(1,715,417)	(1,190,916)	(4,481,790)	(4,567,320)
Net loss attributable to non-controlling interest	(277,073)	(45,145)	(788,584)	(141,453)
Net loss attributable to Powin Corporation	(1,438,344)	(1,145,771)	(3,693,206)	(4,425,867)

Loss per share:
Basic	(0.09)	(0.07)	(0.23)	(0.27)
Diluted	(0.09)	(0.07)	(0.23)	(0.28)

Weighted average shares outstanding:
Basic and Diluted	16,249,839	16,237,839	16,246,850	16,235,357

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2015	2014		2014

Net loss	$(1,715,417)	$(1,190,916)	$(4,481,790)	$(4,567,320)
Other comprehensive loss
Foreign currency translation adjustment	(3,595)	85	(25,868)	781
Comprehensive loss	(1,719,012)	(1,190,831)	(4,507,658)	(4,566,539)

Comprehensive loss attributable to non-controlling interest	(277,073)	(45,249)	(788,584)	(141,453)
Comprehensive loss attributable to Powin Corporation	$(1,441,939)	$(1,145,582)	$(3,719,074)	$(4,425,086)

The accompanying notes are an integral part of these consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss attributable to Powin Corporation	$(3,693,206)	$(4,425,867)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest in subsidiary	(788,584)	(141,453)
Depreciation and amortization	359,841	388,269
Reserve for slow moving and obsolete inventory	(101,627)	304,786
Share based compensation	127,737	145,201
Loss on disposal of equipment	-	7,300
Provision for doubtful accounts receivable	45,042	1,002
Provision for doubtful other receivable	23,229	63,231
Interest expenses for loans from related parties	159,562	163,846
Interest expenses for notes payable	80,056	104,369
Changes in operating assets and liabilities
Accounts receivable	546,867	(71,827)
Notes and other receivables	12,135	(73,836)
Inventories	96,974	(580,716)
Prepaid expenses and deposits	120,811	(233,149)
Accounts payable	(1,379,415)	748,306
Accrued payroll and other liabilities	(226,026)	3,157,709
Net cash used in operating activities	(4,616,604)	(442,829)

INVESTING ACTIVITIES
Capital expenditures	-	(11,369)
Purchase of equipment and leasehold improvements	(119,876)	-
Total cash used in investing activities	(119,876)	(11,369)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	-	200,000
Repayments to notes payables and debt	(154,728)	(305,508)
Proceeds from stock issuance	8,930,000	-
Proceeds from payable to related parties	200,000	2,088,967
Payments to payable to related parties	(516,462)	-

Net cash provided by financing activities	8,458,810	1,983,459
Impact of foreign exchange on cash	(25,868)	781
Net increase in cash	3,696,462	1,530,042

Cash at beginning of period	757,074	964,039

Cash at end of period	$4,453,536	$2,494,081

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$570,042	$7,401

Income taxes paid	$11,250	$11,250

SUPPLEMENTAL NON-CASH ACTIVITIES:
Notes payable settled by preferred stock issuance	$7,630,464	$0

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
On August 8, 2014, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”) for an investment of $25,000,000 from Suntech.
Effective April 2, 2015, Powin and Suntech signed the Fourth Supplemental Agreement (“Supplement”).Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively. After the shares issuance, the Company owns 82.35 ％ of Powin Energy.

The Supplement further established the Second Closing Date of the Subscription Agreement as May 31, 2015 (“Second Closing”) when the balance of $12,500,000 was to be paid. If that payment was made, Powin would issue to Suntech an additional 2,143 shares of Powin Energy Common Stock.  In the event Suntech was unable or unwilling to pay the remaining subscription balance, Powin would be free to sell the 2,143 shares to another purchaser for the same price per share as paid by Suntech. Suntech failed to make the required payment on May 31, 2015. Accordingly, the Company elected to terminate the Subscription Agreement, as it pertained to the remaining $12,500,000 owing thereunder.

Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2015, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities Exchange Commission.

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

Cash

The Company considers all highly liquid investments with maturity of nine months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2015 and December 31, 2014, the Company’s bank balances exceeded insurances balances by $3,652,336 and $0, respectively. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Inventories

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the nine months ended September 30, 2015 and 2014, the Company recorded an inventory obsolescence recovery of $101,627 and provision for inventory obsolescence of $304,786, respectively, which is included in cost of sales. The components of inventories were as follows:

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Raw materials	$653,011	$507,643
Work in progress	191,982	122,998
Finished goods	2,173,569	2,484,895
Reserve for slow moving and obsolete inventory	(874,586)	(976,213)
Inventories, net	$2,143,976	$2,139,323

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the nine months ended September 30, 2015 and 2014.

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

Non-controlling interests

Non-controlling interests on the consolidated financial statements are resulted from the consolidation of Mexico, an 85% owned subsidiary from February 2011 and Powin Energy, an 82.35% owned subsidiary from April 2, 2015. Non-controlling interests on the unaudited condensed consolidated financial statements represented the minority stockholders’ proportionate share of the net income/losses of Mexico and Powin Energy.

On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively.

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

Note 2: Going concern

The Company sustained operating losses during the nine months ended September 30, 2015 and 2014 and for the years ended December 31, 2014 and 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

Note 3: Property and equipment, net

The components of property and equipment were as follows:

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Equipment	$2,929,891	$2,887,215
Leasehold improvements	394,352	317,152
Computers	303,571	302,397
Vehicles	70,714	85,714
Furniture and fixtures	83,560	83,511
	3,782,088	3,675,989
Accumulation depreciation	(2,469,287)	(2,149,060)
Property and equipment - net	$1,312,801	$1,526,929

For the nine months ended September 30, 2015 and 2014, depreciation of property and equipment amounted $320,227 and $355,307, respectively. For the three months ended September 30, 2015 and 2014, depreciation of property and equipment amounted $86,783 and $112,633, respectively.

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

The components of basic and diluted loss per share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)

Net loss attributable to Powin Corporation(A)	(1,438,344)	(1,145,771)	(3,693,206)	(4,425,867)
Less preferred share dividends	-	-	(55,000)	(49,300)
Net loss available to Powin Corporation (B)	(1,438,344)	(1,145,771)	(3,748,206)	(4,475,167)

Weighted average outstanding shares of common stock (C)	16,249,839	16,237,839	16,246,850	16,235,357
Dilutive effect of securities	-	-	-	-
Common stock and common stock equivalents (D)	16,249,839	16,237,839	16,246,850	16,235,357

Loss per share
Basic (A/D)	$(0.09)	$(0.07)	$(0.23)	$(0.27)
Diluted (B/D)	$(0.09)	$(0.07)	$(0.23)	$(0.28)

For the three and nine months ended September 30, 2015 and 2014, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 5: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	September 30, 2015		December 31, 2014
	(Unaudited)		(Audited)
	Current	Non Current	Current	Non Current
Equipment loan starting December 18, 2012, due January 1, 2017, with 3.05% interest rate, with no collateral	$29,955	$-	$42,212	$19,270
Loan from a third party, starting December 20, 2013, due June 30, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	-	-	270,000	-
Loan from a third party, starting March 26, 2013, due June 30, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	-	-	2,000,000	-
Loan from a third party, starting July 16, 2014, due July 31, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-
Accrued interest	-	-	234,639	-
Total long-term debt, including current portion and accrued interest	$29,955	-	$2,746,851	19,270

Interest expenses related to notes payables and long-term debt amounted to $81,232 and $104,369 for the nine months ended September 30, 2015 and 2014, respectively. Interest expenses related to notes payables and long-term debt amounted to $6,873 and $31,218 for the three months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015, the Company issued 13,625,826 shares of preferred stock to settle $7,630,464 notes payable.

Note 6:  Capital stock

For the three months ended March 31, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $1.95 per share for their service. For the three months ended June 30, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.56 per share for their service. For the three months ended September 30, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.90 per share for their service.

In June 2015, the Company declared preferred stock dividends to holders of its Series A Preferred Stock. The Company accrued a total dividend in the amount of 550 shares of Series A Preferred Stock and booked a $55,000 increase in Preferred stock. The dividends were issued on June 30, 2015.

The Company issued its August 2015 series of Preferred Stock (“Preferred Stock”) in August 2015 to satisfaction of the notes payable described in the table below. The holders of the Preferred Stock do not have a dividend preference over the Company’s common stock and have the same voting rights as the holders of common stock. The Preferred Stock is convertible into the Company’s common stock at the rate of one (1) share of Preferred Stock for one (1) share of common stock. The holders of the Preferred Stock are entitled to a liquidation preference over the holders of common stock equal to $0.56 per share. The full rights, preferences and privileges of the Preferred Stock are set forth in the Certificate of Designation which was filed in the 8K report on August 6, 2015.

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

Note 7:  Related party transactions

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC, an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $566,163 and $541,897 for the nine months ended September 30, 2015 and 2014, respectively. Rent expenses were $188,721 and $164,455 for the three months ended September 30, 2015 and 2014, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Sales to Related Parties

Mr. Lu’s sons, Danny Lu and Peter Lu, together own 20% of PEI MFG, LLC (“PEI”). The Company made sales to PEI in the amount of $169,275 and $562,876 for the nine months ended September 30, 2015 and 2014, respectively. There were no amounts payable to PEI at September 30, 2015 and December 31, 2014, respectively. Amounts due from PEI amounted to $71,466 and $104,364 at September 30, 2015 and December 31, 2014, respectively.

Notes Payable To Related Parties

As of September 30, 2015, notes payable to Lu Pacific amounted to $0. The Company borrowed $0 and paid back $508,475 during the nine months ended September 30, 2015.

As of September 30, 2015, notes payable to Mr. Lu amounted to $0. The Company borrowed $200,000 and paid back $3,370,492 during the nine months ended September 30, 2015.

Peter Lu is Mr. Lu’s son. As of September 30, 2015, notes payable to Peter Lu amounted to $0. The Company borrowed $0 and paid back $555,000 during the nine months ended September 30, 2015.

Danny Lu is Mr. Lu’s son. Danny Lu is also a director of the Company. As of September 30, 2015, notes payable to Danny Lu amounted to $0. The Company borrowed $0 and paid back $555,000 during the nine months ended September 30, 2015.

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	September 30, 2015		December 31, 2014
	(unaudited)		(Audited)
	Current	Non Current	Current	Non Current
Loan from Mr. Lu, starting March 11, 2013, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	$-	$-	$2,000,000	$-
Loan from Mr. Lu, starting October 15, 2013, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	500,000	-
Loan from Mr. Lu, starting May 14, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-
Loan from Mr. Lu, starting June 11, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	70,492	-
Loan from Mr. Lu, starting June 25, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-

Loan from Mr. Lu, starting December 29, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-
Loan from Mr. Lu, starting March 12, 2015, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	-	-
Loan from Lu Pacific, starting April 29, 2014, due July 31, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	-	-	300,000	-
Loan from Lu Pacific, starting August 29, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	208,475	-
Loan from Danny Lu, starting January 27, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	250,000	-
Loan from Danny Lu, starting February 24, 2014, due July 31, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	100,000	-
Loan from Danny Lu, starting March 28, 2014, due June 30, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	-	-	100,000	-
Loan from Danny Lu, starting August 4, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	80,000	-
Loan from Danny Lu, starting August 15, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	25,000	-
Loan from Peter Lu, starting February 11, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	250,000	-
Loan from Peter, starting March 28, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-
Loan from Peter Lu, starting August 4, 2014, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	80,000	-
Loan from Peter Lu, starting August 15, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	25,000		-
Accrued interest	-	-	336,903		-
Total payable related parties, including current portion and accrued interest	$-	$-	$5,125,870	$

Interest expenses related to payable to related parties amounted to $159,562and $163,846 for the nine months ended September 30, 2015 and 2014, respectively. Interest expenses related to payable to related parties amounted to $12,249 and $65,609 for the three months ended September 30, 2015 and 2014, respectively.

Related parties transactions during the nine months ended September 30, 2015

Proceeds from payables to related parties include the following for the nine months ended September 30, 2015:

On March12, 2015, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is extended to be due September 30, 2016, is with no collateral, and accrues interest at 6% per annum.

Repayments to payables to related parties amounted to $516,462 and $0 during the nine months ended September 30, 2015 and 2014, respectively.

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

A description of our operating segments as of September 30, 2015 and December 31, 2014, follows.

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

Energy:

Powin Energy has developed market leading architecture that utilizes proprietary patent-pending energy storage technology for scalable grid energy storage systems, power supply units for electric vehicles, and transportation applications. Through December 31, 2014, the Energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. In 2015, The Company has continued to develop products and marketing strategies for this operating entity.

Product & Service (formerly Channel Partner Program, Warehousing and Wooden)

The Product & Service segment contains the legacy operations of Channel Partner Program, a distribution channel for North American companies to sell their products in China as well as selling certain consumer products through U.S.-based retailers and marketplaces, including online; and Warehousing, which provides warehousing services in support of the Company’s customers across all segments. The segment will be used for future products and services that are not related to an existing segment and haven’t reached a level to require separate management and segmentation. On January 1, 2015, the Product & Service segment had been incorporated into our contract manufacturing segment.

Powin Mexico:

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2013.

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Three months ended September 30,
	2015 (Unaudited)	2014 (Unaudited)
Revenue
Contract manufacturing	$1,268,298	$1,599,688
Manufacturing	1,197,555	1,383,112
Energy	40,980	241,854
Mexico	33,776	20,383
Consolidated	$2,540,609	$3,245,037

	Three months ended September 30,
	2015 (Unaudited)	2014 (Unaudited)
Income (loss) before income taxes
Contract manufacturing	$(97,364)	$68,710
Manufacturing	23,840	101,432
Energy	(1,266,330)	(973,154)
Mexico	(357,270)	(300,964)
Corporate	(7,043)	(98,190)
Consolidated	$(1,704,167)	$(1,202,166)

	Nine months ended September 30,
	2015 (Unaudited)	2014 (Unaudited)
Revenue
Contract manufacturing	$4,259,262	$4,020,293
Manufacturing	3,807,518	3,718,091
Energy	127,638	451,504
Mexico	201,157	59,576
Consolidated	$8,395,575	$8,249,464

	Nine months ended September 30,
	2015 (Unaudited)	2014 (Unaudited)
(Loss) before income taxes
Contract manufacturing	$(257,203)	$(255,712)
Manufacturing	290,939	(89,084)
Energy	(3,639,139)	(3,022,664)
Mexico	(975,651)	(943,017)
Corporate	110,514	(260,593)
Consolidated	$(4,470,540)	$(4,571,070)

Note 9: Minority Interest

On August 8, 2014, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”) for an investment of $25,000,000 from Suntech.

Effective April 2, 2015, Powin and Suntech signed the Fourth Supplemental Agreement (“Supplement”).Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively.

After the shares issuance, the Company owns 82.35 ％ of Powin Energy.

The Supplement further established the Second Closing Date of the Subscription Agreement as May 31, 2015 (“Second Closing”) when the balance of $12,500,000 was to be paid. If that payment was made, Powin would issue to Suntech an additional 2,143 shares of Powin Energy Common Stock.  In the event Suntech was unable or unwilling to pay the remaining subscription balance, Powin would be free to sell the 2,143 shares to another purchaser for the same price per share as paid by Suntech. Suntech failed to make the required payment on May 31, 2015. Accordingly, the Company elected to terminate the Subscription Agreement, as it pertained to the remaining $12,500,000 owing thereunder.

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

(b)	Effective January 1, 2015, the business segment known as Powin Product and Service Corporation was merged into Powin Contract Manufacturing Corporation.

Results of Operations

The following table presents the Company’s revenues by business segment, for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015(Unaudited)	2014(Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$1,268,298	$1,599,688	(331,390)	(20.7)%
Manufacturing	1,197,555	1,383,112	(185,557)	(13.4)%
Energy	40,980	241,854	(200,874)	(83.1)%
Mexico	33,776	20,383	13,393	65.7%
Consolidated	$2,540,609	$3,245,037	(704,428)	(21.7)%

Consolidated net sales for the three months ended September 30, 2015, decreased approximately $704,000 or 21.7% from the same period of 2014. The decrease was substantially in the contract manufacturing segment, which experienced a revenue decrease of approximately $331,000 or 20.7%, in the manufacturing segment, which experienced a revenue decrease of approximately $186,000 or 13.4% compared to the same period of 2014and in the energy segment, which experienced a revenue decrease of approximately $201,000 or 83.1% compared to the same period of 2014. The primary reason for the decrease was related to sales seasonality in the third quarter for several existing customers of Powin Manufacturing.

The Energy sales decreased approximately $201,000 or 83% primarily due to pause of our electrical vehicle charge station sales, which is lumpy in nature. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2015.

Mexico sales increased approximately $13,000 or 66% as Powin Mexico Starts ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially increase its operating income in 2015.

Consolidated operating expenses for the three months ended September 30, 2015, increased approximately $57,000 or 3.0%, from $1.91 million in the same period of 2014 to $1.97 million. The increase is primarily due to Powin Energy increased expenditure for professional services to improve the Charging Station and the Storage System.

For the three months ended September 30, 2015, the Company had net loss of approximately $1.7 million or $0.09 per share, compared to net loss of approximately $1.2 million or $0.07 per share for the same period of 2014. As reported above the net loss increased is primarily due to lower third quarter sales and continued investment in product development and marketing.

The following table presents the Company’s revenues by business segment, for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015(Unaudited)	2014(Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$4,259,262	$4,020,293	$238,969	5.9%
Manufacturing	3,807,518	3,718,091	89,427	2.4%
Energy	127,638	451,504	(323,866)	(71.7)%
Mexico	201,157	59,576	141,581	237.6%
Consolidated	$8,395,575	$8,249,464	$146,111	1.8%

Consolidated net sales for the nine months ended September 30, 2015, increased approximately $146,000 or 1.8% from the same period of 2014. The increase was substantially in the contract manufacturing segment, which experienced a revenue increase of approximately $239,000 or 5.9%and in the Mexico segment, which experienced a revenue increase of approximately $142,000 or 237.6% compared to the same period of 2014. The primary reason for the increase was a stronger seasonality in the second quarter for several existing customers of Powin Contract Manufacturing and develops more local customers in Mexico.

Manufacturing sales increased approximately $89,000 or 2% as the relationship with the segment’s primary customer, Daimler Trucks North America, improved during the nine months ended September 30, 2015 compare to the same period last year.

The Energy sales decreased approximately $324,000 or 72% primarily due to pause of our electrical vehicle charge station sales. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2015.

Mexico sales increased approximately $142,000 or 238% as Powin Mexico Starts ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially increase its operating income in 2015.

Consolidated operating expenses for the nine months ended September 30, 2015, decreased approximately $113,000 or 2.0%, from $5.7 million in the same period of 2014 to $5.6 million.

For the nine months ended September 30, 2015, the Company had net loss of approximately $4.5 million or $0.23 per share, compared to net loss of approximately $4.6 million or $0.27 per share for the same period of 2014.

Last QuarterOf2015 Outlook

We expected 2015 is a transitional year for Powin Corporation, with the traditional manufacturing segment stabilized in 2014 and poised to returning to growth in 2015, and the energy segment entering commercialization stage. In addition, we have established a new strategic direction for Powin Mexico factory and aligned its cost structure with the new strategy. We believe our investment made in the past several years in Powin Energy has paved a solid foundation for us in the fast growing energy storage market, with competitive products and a growing sales pipeline. For the rest of 2015, Powin management has identified following expectations for each business segment.

Powin OEM business revenue stabilized in 2014. OEM segment gross margin slightly improved in 2015 compared to 2014. In 2015, we have identified several new products to be growth drivers for which Powin has exclusive manufacturing rights for the products expected to be ordered in the fourth quarter.

Powin manufacturing business experienced a modest improvement in both top line and profitability in 2014 as we focused on key accounts, like Daimler Freightliner, in 2014. During2015, we have invested in our sales force to seek additional key accounts. Our long term track record in operation and extensive experience in manufacturing with relentless focus on quality and cost are our key leverage to win new key accounts.

Powin Energy in 2015 continues to invest in product research and development. In 2015 Powin Energy obtained strategic investment from outside investors to help advance its technology.

We expect Powin Energy to enter its commercialization stage in 2015 based on our existing sales pipeline. We have established a hardware research & development center in Yangzhou China and a software development team in Taiwan. Both teams are fully ramped by the end of 2015 and executing well on their R&D roadmap. We expect several new products or functions to be released in 2016, to increase Powin Energy's competitiveness in the energy storage market.

Powin Mexico factory entered large scale manufacturing of gun safes in 2014, we are not satisfied with 2015 sales volume and profit margins. We adjusted our strategy, shifting toward to seek more local contract manufacturing work in 2015. We believe the new strategy can leverage our factory's physical proximity to its local customers compared to vendors in China, while reducing our working capital pressure. Accordingly, we have adjusted Powin Mexico cost structure to reduce operating loss. In the meantime, we continue to work on improvement of our factory productivity with better utilization of manufacturing automation software and better training for workers. We expect Powin Mexico factory to substantially reduce its operating loss in 2015 compared to 2014.

Liquidity and Capital Resources

Cash used in operating activities were approximately $4,616,603 for the nine months ended September 30, 2015, compared to $442,829 used in operating activities for the same period in 2014. The increase of cash used in operating activities is mainly due to more increase in accounts payable, increased net loss, offset by less purchase of inventories.

Cash used in investing activities was $119,876 and $11,369 during the nine months ended September 30, 2015 and 2014, respectively, as the Company acquired more properties and equipment during the nine months ended September 30, 2015.

Net cash provided from financing activities was $8,458,809 and $1,983,459 during the nine months ended September 30, 2015 and 2014, respectively. The increase is due to net proceeds received from stock issuance for Energy, offset by less proceeds from payables from related parties.

The Company issued Preferred Stock in August 2015 to settle the following notes payable:

Lender	Borrower	Amount	Number of Shares of Preferred Stock
3U Trading Co., Limited	Powin Corporation	$2,451,195	4,377,132
3U Trading Co., Limited	Powin Industries S.A. DE C.V.	$211,474	377,630
Joseph Lu	Powin Corporation	$3,333,091	5,951,946
Danny Lu	Powin Corporation	$560,565	1,001,008
Peter Lu	Powin Corporation	$560,565	1,001,008
Lu Pacific Properties, LLC	Powin Corporation	$513,574	917,096
Total		$7,630,464	13,625,826

During the nine months ended September 30, 2015, the Company borrowed $200,000 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

March 12, 2015	Joseph Lu	Paid off in August, 2015	6%	$200,000

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

On August 8, 2014, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”) for an investment of $25,000,000 from Suntech.

Effective April 2, 2015, Powin and Suntech signed the Fourth Supplemental Agreement (“Supplement”).Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively.

After the shares issuance, the Company owns 82.35 ％ of Powin Energy.

The Supplement further establishes the Second Closing Date of the Subscription Agreement as May 31, 2015 (“Second Closing”) when the balance of $12,500,000 is to be paid. If that payment is made, Powin will issue to Suntech an additional 2,143 shares of Powin Energy Common Stock.  In the event Suntech is unable or unwilling to pay the remaining subscription balance, Powin will be free to sell the 2,143 shares to another purchaser for the same price per share as paid by Suntech. Suntech failed to make the required payment on May 31, 2015. Accordingly, the Company has elected to terminate the Subscription Agreement, as it pertains to the remaining $12,500,000 owing thereunder.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In nine months ended September 30, 2015, we issued a total of 9,000 shares of Common Stock to our directors for their services on the Board of Director. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ( “1933 Act”) , provided by Section 4(a)(2) of the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the nine-month period ended September 30, 2015.

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

Dated: November 20, 2015	By:	/s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)