Form 10-K
period 2015-12-31
POWIN CORP
filed 2016-04-04
CIK 1468780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 000-54015

POWIN CORPORATION
(Name of small business issuer in its charter)
Nevada	87-0455378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20550 SW 115th Ave., Tualatin OR	97062
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (503) 598-6659

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act   Yes ☐  No☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015: $1,215,526.

As of April 4, 2016, there were 16,255,839 shares of the issuer’s common stock outstanding.

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

Throughout its life-cycle, the Company has expanded into additional lines of business, all based on the values of delivering customers a high quality product and value-added service. The most notable of these lines of business are Powin Energy Corporation (“Powin Energy”), established in 2010 and Powin Industries, S.A. de C.V. (“Powin Mexico”) established in 2011.

LEGAL ENTITIES AND OPERATING SEGMENTS

During the periods presented, we operated in six business segments, each within a separate legal entity. During 2014 and 2015, several segments were renamed to more accurately reflect the nature of operations. Where applicable, the legal entities were also renamed to correspond to the segment name. Below is a table listing the legal entities presented in this report, along with the corresponding business segment names and, for the purposes of continuity, the legal entity and segment names as disclosed in our previous filings:

As described in this Form 10K		As described in 2014 Form 10K		As described in previously filings

Legal entity name	Business segment name	Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Corporation	Holding company	Powin Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Corporation	OEM
Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	QBF
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy	Powin Renewable Energy Resources, Inc.	Powin Energy

Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing	Powin Product Service, Inc.	Wooden

(a)
For the years ended December 31, 2014 and 2015, Powin Corporation was both the parent company of all subsidiaries, as well as the operating entity formerly referred to as OEM, now called contract manufacturing.

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

Manufacturing

Our manufacturing segment, formerly named Quality Bending and Fabrication (“QBF”), manufactures various truck parts and components for domestic manufactures includes for Freightliner Trucks, a division of Daimler Trucks North America, the largest manufacturer of heavy-duty vehicles in North America. Daimler Trucks North America designs, builds and markets a wide range of Class 3-8 vehicles including long-haul highway tractors, heavy-duty construction and vocational trucks, mid-range trucks for distribution and service, school and transit buses, fire and emergency service apparatus, and chassis for step vans, school and shuttle buses, and motor homes.  Freightliner Trucks is headquartered in Portland, Oregon, with truck manufacturing facilities located in Portland and throughout the United States and Mexico.

Manufacturing is completed at the Company’s leased facility in Tualatin, Oregon as well as arranging the outsourced manufacturing at a third-party factory in Qingdao, China.

Competition

Daimler Trucks has such a demand for parts that there are a great number of suppliers each with a relatively small percentage of the overall business. Daimler requires very high quality manufacturing, competitive pricing and personalized service. We believe that Daimler is satisfied with our quality and pricing in 2015,and is likely to award more business to Powin should we be able to improve our balance sheet. While Daimler is a significant customer to the Company, we are not a significant supplier to Daimler.

Energy

Powin Energy has developed market- leading architecture that utilizes proprietary patent-pending energy storage technology for scalable grid-level and commercial energy storage systems, Electric Vehicle (EV) charging stations, and transportation applications. Through December 31, 2015, the energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. The Company expects increased operations from this segment in 2016 and beyond.

Competition

The international market for such energy products and services is intensely competitive and continually impacted by evolving industry standards, international and regional governmental regulations, rapid price changes and product obsolescence. Competitors in this market include many domestic and foreign companies, most of which have substantially greater financial, technical, marketing, manufacturing and other resources.   We are and will continue to be at a competitive disadvantage to most of our competitors, though our patent-pending architecture provides strong round trip efficiency (RTE) with an industry competitive price in all of its energy segments.

Powin Mexico

Powin Mexico is a manufacturing segment, currently manufacturing gun safes, but also capable of manufacturing heavy truck parts. Operations began in 2014. The leased facility is 90,417 square feet and was built in 2011. As of December 31, 2015, there were 75employees working in the facility.

Warehousing (formerly Wooden):

The warehousing segment provides services in support of the Company’s other segments, as well as customers across all segments. The Company’s headquarters facility contains a 60,000 square foot full service warehouse. The warehousing segment receives, inventories and ships many products and materials for the other segments. Warehousing also offers full service warehousing for outside companies. Services include storage rental based on square feet or pallet counts; scheduling; receiving; inventory control and shipping. From January 1, 2015, this segment was merged with our contract manufacturing segment.

For the year beginning January 1, 2015, the Company has realigned its legal entity and segment structure as follows:

Legal entity name	Business segment name

Powin Corporation	Parent Corporation
Powin Contract Manufacturing Corporation	Contract manufacturing
Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy
Powin Industries S.A. de C.V.	Mexico
Powin Product and Service Corporation	Contract manufacturing

Going forward, Powin Corporation will continue to be the parent company for all subsidiaries and their respective business segments.

Contract Manufacturing, formerly OEM, operations was moved to a separate legal entity, Powin Contract Manufacturing Corporation, effective January 1, 2014. This legal entity was renamed Q Pacific Contract Manufacturing on December 10, 2015. This legal entity was previously named Channel Partner Program.

Powin Wooden Product Service, Inc. was renamed Powin Product and Service Corporation, effective January 1, 2014, and merged to Contract Manufacturing on January 1, 2015.

The purpose of this realignment is to ensure focus and accountability on each segment as Management executes a strategy for improved profitability in the coming year.

In December 2013, Powin Energy applied for Minority Business Enterprise status. On January 21, 2014, Powin Energy met all requirements for the certification as a bona fide Minority Business Enterprise defined by the National Minority Supplier Development Council, Inc. (NMSDC) and as adopted by the Northwest Minority Supplier Development Council.

On December 3, 2015, Powin Corporation andPowinEnergyentered into an Agreement and Plan of Merger and Liquidation (“Merger Agreement”).

The Merger is subject to approval by the shareholders of Powin Corporation and the other closing conditions of the Merger Agreement. The Merger Agreement has been approved by the board of directors of Powin Corporation and Powin Energy. The board of directors of Powin Corporation has recommended that its shareholders adopt the Merger Agreement. To that end, Powin Corporation will file an Information Statement with the Securities and Exchange Commission under Regulation 14C. The Merger will not become effective until 21 days after the definitive Information Statement has been mailed to all shareholders of Powin Corporation.

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

ENVIRONMENTAL LAWS

In general, our manufacturing activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations change frequently; therefore, we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in our industry segments.

We continue to monitor changing environmental laws to assure that our business can comply with all rules and regulations.

EMPLOYEES

As of December 31, 2015, we employ 65employees at our facilities in the United States and 75 employees at our facility in Mexico.

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

We cannot offer any assurances that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

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

We may register in China the trademarks used in our business. We cannot offer any assurances that any of our trademark applications will ultimately proceed to registration or will result in registration with scope adequate for our business. Some of our applications or registration may be successfully challenged or invalidated by others. If our trademark applications are not successful, we may have to use different marks for affected services or technologies, or enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all.

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

We compete with other manufacturing companies in the United States and globally. We compete for manufacturing clients primarily on the basis of price, the range of services that we offer and our brand name.  Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers, and others may successfully mimic and adopt our business model. Moreover, increased competition will provide clients additional manufacturing service alternatives, which could lead to lower prices and decreased revenues, profit margins and net income. We cannot offer any assurance that we will be able to successfully compete against new or existing competitors.

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

RISKS RELATING TO BUSINESS IN CHINA AND MEXICO

Much of our success is derived from our relationships and business dealings with manufacturing companies in China, and the majority of our products that we distribute and sell to our customers from these third party manufacturers in China, as well as the expansion of our metal manufacturing in Mexico. Accordingly, our business, financial condition, results of operations and prospects are subject  to a significant extent, to economic, political and legal developments in China and Mexico.

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

Regulation of business operations in Mexico is extensive.

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

Our operations in China and Mexico subject us to foreign currency fluctuations and inflationary pressures which may adversely affect our financial position and results of operations. Since we report our results of operations and financial condition in U.S. dollars, fluctuations in foreign currencies relative to the U.S. dollar may impact our financial results. We do not currently have a hedging program to address foreign currency fluctuations. Any steps taken by us to address foreign currency fluctuations may not eliminate all adverse effects.

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

The concentration of stock ownership by Joseph Lu, our Chief Executive Officer,  may prevent new investors from influencing significant corporate decisions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters, including the corporate headquarters of Powin Energy, are located at 20550 SW 115th Ave. Tualatin, OR 97062 under a lease with Lu Pacific Properties LLC, of which Joseph Lu is the controlling member and manager. The lease rate is $35,180 per month for approximately 70,000 square feet of office and warehouse space.  The lease term is through June 30, 2021.  In January 2016, the Company entered into a lease amendment. The new lease rate is $18,303 per month with triple net charge at $0.15 per square foot per month for 35,048 square feet. The new lease term is through June 30, 2021.

Our subsidiaries, Q Pacific Contract Manufacturing and Q Pacific Manufacturing, are located at 10005 S.W. Herman Road, Tualatin, OR 97062.  This manufacturing facility was purchased by Lu Pacific Properties LLC in November 2009. The facility, totaling 38,623 square feet, is currently leased for $15,594 per month and the lease will expire October 31, 2014. In April 2014, the Company entered into an agreement providing the option for a 5 year renewal. In September 25, 2014, the lease was renewed to expire on October 31, 2019.

On June 1, 2011, Powin Industries S.A. de C.V. entered into a ten-year lease with Lu Pacific Properties, LLC for a facility in Saltillo, Coahuila Mexico, which is used in metal manufacturing.  This lease requires us to pay for all property taxes, utilities and facility maintenance and the monthly lease payments are $12,333. The lease term is through May 31, 2021.

We believe these existing facilities are adequate for the foreseeable future and we have no plans to renovate or expand them. Each of the above leases is also discussed in this Report at Item 13, Related Party Transactions.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

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

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year

Fiscal year 2015
High	$2.00	$1.95	$1.70	$0.91	$2.00
Low	$1.40	$0.56	$0.56	$0.65	$0.56

Fiscal year 2014
High	$2.50	$3.00	$2.20	$2.00	$3.00
Low	$1.55	$1.60	$2.00	$1.40	$1.40

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

As of March 31, 2016, our common stock was held by 425 shareholders of record with 16,255,839 shares of common stock issued and outstanding.

See NOTE 9. CAPITAL STOCK, Part II, ITEM 8 of this report for information regarding shares issued to members of the board of directors as compensation for their services.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) in intended to help you understand the results of operations and financial condition of Powin Corporation, as well as the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II ITEM 8 of this Form 10-K.

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Corporation and our wholly owned and majority-owned subsidiaries, unless the context specifically states otherwise.

Basis of presentation

Effective Octorber1, 2015, the Company reorganized and renamed certain segments and changed the methodology for allocating corporate overhead costs. The below table lists legal entities and corresponding business segments as defined in the 10-K compared to those described in previous filings.

As described in this Form 10K		As described in 2014 Form 10K		As described in previously filings

Legal entity name	Business segment name	Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Corporation	Holding company	Powin Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Corporation	OEM (a)
Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	QBF
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy	Powin Renewable Energy Resources, Inc.	Powin Energy

PowinIndustries S.A. de C.V.	Mexico	PowinIndustries S.A. de C.V.	Mexico	PowinIndustries S.A. de C.V.	Mexico
Powin Product & Service Corporation	Contract Manufacturing	Powin Product & Service Corporation Channel Partner Program	Warehousing CPP	Powin Wooden Product Service Inc.	Wooden (a)

(a)
Effective January 1, 2014, the business segments formerly known as Warehousing and CPP were combined into a legal entity that was renamed Powin Product and Service Corporation. Effective January 1, 2015, the Powin Product and Service Corporation was merged into Contract Manufacturing.

Results of Operations

The following table presents the Company’s revenues by business segment, for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014	$ Change	% Change
Revenue
Contract manufacturing	$5,819,388	$5,468,633	$350,755	6.4%
Manufacturing	4,754,119	5,087,612	(333,493)	(6.6)%
Energy	183,187	622,858	(439,671)	(70.6)%
Mexico	263,941	123,178	140,763	114.3%
Consolidated	$11,020,635	$11,302,281	$(281,646)	(2.5)%

Consolidated net sales for the year ended December 31, 2015, decreased approximately $282,000 or 2.5% from the same period of 2014. The decrease was substantially in the Manufacturing segment, which experienced a revenue decrease of approximately $333,000 or 6.6%and in the Energy segment, which experienced a revenue decrease of approximately $440,000 or 70.6% compared to the same period of 2014.

Manufacturing sales decreased approximately $333,000 or 7% primarily due to reduced demand from Daimler Trucks North America.

Energy sales decreased approximately $440,000 or 71% primarily due to a pause in sales of our electrical vehicle charge stations. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2016.

Mexico sales increased approximately $141,000 or 114% as Powin Mexico begins ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially increase its operating income in 2016.

Consolidated operating expenses for the year ended December 31, 2015, decreased approximately $677,000 or 8.7%, from $7.7 million in the same period of 2014 to $7.0 million.

For the year ended December 31, 2015, the Company had net loss of approximately $5.6 million or $0.28 per share, compared to net loss of approximately $5.9 million or $0.36 per share for the same period of 2014.

2016 Outlook

We expected 2016 to be a transitional year for Powin Corporation, with the traditional manufacturing segment stabilized in 2015 and poised to return to growth in 2016, and the energy segment entering commercialization stage. In addition, we have established a new strategic direction for Powin Mexico factory and aligned its cost structure with the new strategy. We believe our investment made in the past several years in Powin Energy has paved a solid foundation for us in the fast growing energy storage market, with competitive products and a growing sales pipeline. For 2016, Powin management has identified following expectations for each business segment:

(i)    Powin OEM business revenue in 2015 reached expected sales goal. Huntsman is our brand product to be the growth drivers for 2016. Also we are expecting the growth of the products that Powin has exclusive manufacturing rights.

(ii)   Powin manufacturing business experienced dramatic improvement in the quality and on-time-delivery for our key accounts including Daimler. We continue the efforts in seeking additional key accounts to diversify client bases.

(iii)  In 2015 Powin Energy obtained strategic investment from outside investors to help advance its technology. We expect Powin Energy to enter its commercialization stage in 2016 based on our existing sales pipeline. We have established a hardware research & development center in Yangzhou China and a software development team in Taiwan. Both teams are fully ramped by the end of 2015 and executing well on their R&D roadmap. We expect several new products or functions to be released in 2016, to increase Powin Energy's competitiveness in the energy storage market.

(iv)  Powin Mexico has undergone some operational and strategy changes in preparation for 2016. Our previous strategy was not as synergistic with our other divisions as we had previously hoped. We are confident in our direction for 2016, increased efficiencies, lean operations, strategic customer partnerships and new management will be the foundation for our success.

Liquidity and Capital Resources

Cash used in operating activities were $5,544,158 for the year ended December 31, 2015, compared to $2,726,462 used in operating activities for the same period in 2014. The increase of cash used in operating activities is mainly due to less increase in accrued payroll and other liabilities, more cash paid to settle accounts payable offset by less purchase of inventories and decreased net loss.

Cash used in investing activities was $304,174 and $23,778 during the year ended December 31, 2015 and 2014, respectively, as the Company acquired more properties and equipment during the year ended December 31, 2015.

Net cash provided from financing activities was $8,687,744 and $2,548,021 during the year ended December 31, 2015 and 2014, respectively. The increase is due to net proceeds received from stock issuance for Powin Energy, and proceeds from payable to related party, offset by payments to payables from related parties.

The Company issued Preferred Stock in August 2015 to settle the following notes payable:

Lender	Borrower	Amount	Number of Shares of Preferred Stock
3U Trading Co., Limited	Powin Corporation	$2,451,195	4,377,133
3U Trading Co., Limited	Powin Industries S.A. DE C.V.	$211,474	377,631
Joseph Lu	Powin Corporation	$3,333,091	5,951,947
Danny Lu	Powin Corporation	$560,565	1,001,009
Peter Lu	Powin Corporation	$560,565	1,001,009
Lu Pacific Properties, LLC	Powin Corporation	$513,574	917,097
Total		$7,630,464	13,625,826

During the year ended December 31, 2015, the Company borrowed $200,000 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

March 12, 2015	Joseph Lu	Paid off in August, 2015	6%	$200,000

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

It is the opinion of management that the audited consolidated financial statements for the calendar years ended December 31, 2015 and 2014 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Corporation

We have audited the accompanying consolidated balance sheets of Powin Corporation (the "Company"), as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in note 2 to the consolidated financial statements, the Company had net losses of $5.6 million in 2015 and $5.9 million in 2014 and cash used in operations of $5.5 million and $2.7 million, respectively. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these conditions are also set forth in note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP
Newport Beach, California
April 4, 2016

POWIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

Assets
Current Assets
Cash	$3,561,153	$757,074
Accounts receivable, net	1,851,096	2,265,515
Notes and other receivables, net	132,454	157,824
Inventories, net	2,153,316	2,139,323
Prepaid expenses and deposits	391,291	586,997
Total current assets	8,089,310	5,906,733

Property and equipment, net	1,233,716	1,526,929
Intangible assets, net	185,845	50,111
Total assets	$9,508,871	$7,483,773

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$1,545,137	$2,448,442
Accrued payroll and other accrued liabilities	620,697	3,746,367
Notes payable - current portion of long-term debt and accrued interest	19,271	2,746,851
Payable to related parties - current	-	5,125,870
Total current liabilities	2,185,105	14,067,530
Non-Current Liabilities
Notes payables and long-term debt - non current	-	19,270
Total non-current Liabilities	-	19,270
Total liabilities	2,185,105	14,086,800
Stockholders' deficit
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 20;10,237 and 9,102 shares issued and outstanding, respectively	1,023,700	910,200
August 2015 stock: $0.56 par value, Conversion rate 1 to 1; 13,625,826 and 0 shares issued and outstanding, respectively	7,630,464	-
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,255,839 and 16,243,839 shares issued and outstanding, respectively	16,256	16,244
Additional paid-in capital	23,909,992	10,552,144
Accumulated other comprehensive loss	(56,176)	(26,143)
Accumulated deficit	(22,060,870)	(17,435,022)
Total Powin Corporation stockholders' deficit	10,463,366	(5,982,577)

Non-controlling interest	(3,139,600)	(620,450)
Total liabilities and shareholders' deficit	$9,508,871	$7,483,773

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014

Net sales
Net sales to unrelated parties	$10,763,275	$10,676,090
Net sales to related parties	257,360	626,191
Total net sales	11,020,635	11,302,281
Cost of sales	9,482,684	9,113,233
Gross profit	1,537,951	2,189,048

Operating expenses
Payroll expenses	2,060,868	2,863,059
Professional expenses	1,885,697	1,612,539
Rent expenses	716,529	732,973
General and administrative expenses	2,386,903	2,518,318
Total operating expenses	7,049,997	7,726,889
Loss from operations	(5,512,046)	(5,537,841)

Other income (expense)
Other income	54,742	21,843
Interest expense	(79,836)	(149,560)
Interest expenses related to payable to related parties	(159,780)	(233,176)
Loss on sales of assets	(16,273)	(7,300)
Other income (expense)	125,767	-
Other expenses	(75,380)	(368,193)
Loss before income taxes	(5,587,426)	(5,906,034)
Provision for income taxes	-	-
Net loss	(5,587,426)	(5,906,034)
Net loss attributable to non-controlling interest	(961,578)	(196,916)
Net loss attributable to Powin Corporation	$(4,625,848)	$(5,709,118)

Loss per share:
Basic	$(0.29)	$(0.35)
Diluted	$(0.29)	$(0.35)

Weighted average shares outstanding:
Basic and Diluted	16,248,368	16,236,739

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2015	2014

Net loss	$(5,587,426)	$(5,906,034)
Other comprehensive loss
Foreign currency translation adjustment	(35,333)	(4,746)
Comprehensive loss	(5,622,759)	(5,910,780)

Comprehensive loss attributable to non-controlling interest	(961,578)	(196,916)
Comprehensive loss attributable to Powin Corporation	$(4,661,181)	$(5,713,864)

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS' DEFICIT

	Series A Preferred	Series A Preferred	2015 August	2015 August	Common	Common	Additional	Accumulated	Accumulated	Total Powin Corporation	Minority	Total Powin Corporation
	Shares	Shares $ Amount	Preferred Shares	Preferred Shares $ Amount	Stock Shares	Stock $ Amount	Paid-in Capital	Other Comp. Income	Deficit	Stockholders' Equity	Interest in Subsidiary	Shareholders' Deficit and Minority Interest
Balance at 12/31/2013	8,084	$808,400	-	$-	16,232,755	$16,233	$10,460,896	$(22,109)	$(11,725,904)	$(462,484)	$(422,822)	$(885,306)
Preferred dividends declared	1,018	101,800	-	-	-	-	(101,800)	-	-	-	-	-
10:1 reverse split rounding	-	-	-	-	84	-	-	-	-	-	-	-
Stock option comp expense	-	-	-	-	-	-	173,909	-	-	173,909	-	173,909
Shares issued for services	-	-	-	-	11,000	11	19,139	-	-	19,150	-	19,150
Foreign currency translation	-	-	-	-	-	-	-	(4,034)	-	(4,034)	(712)	(4,746)
Net loss	-	-	-	-	-	-	-	-	(5,709,118)	(5,709,118)	(196,916)	(5,906,034)
Balance at 12/31/2014	9,102	$910,200	-	$-	16,243,839	$16,244	$10,552,144	$(26,143)	$(17,435,022)	$(5,982,577)	$(620,450)	$(6,603,027)
Preferred dividends declared	1,135	113,500	-	-	-	-	(113,500)	-	-	-	-	-
Issuance of common stock in subsidiary	-	-	-	-	-	-	11,750,000	-	-	11,750,000		11,750,000
Minority interest from issuance of common stock in subsidiary	-	-	-	-	-	-	1,552,272	-	-	1,552,272	(1,552,272)	-
Stock option comp expense	-	-	-	-	-	-	156,908	-	-	156,908	-	156,908
Preferred Stock to settle notes payable	-	-	13,625,826	7,630,464	-	-	-	-	-	7,630,464		7,630,464
Shares issued for services	-	-			12,000	12	12,168	-	-	12,180	-	12,180
Foreign currency translation	-	-			-	-	-	(30,033)	-	(30,033)	(5,300)	(35,333)
Net loss	-	-			-	-	-	-	(4,625,848)	(4,625,848)	(961,578)	(5,587,426)
Balance at 12/31/2015	10,237	$1,023,700	13,625,826	$7,630,464	16,255,839	$16,256	$23,909,992	$(56,176)	$(22,060,870)	$10,463,366	$(3,139,600)	$7,323,766

The accompanying notes are an integral part of these consolidated financial statements

POWIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)
	Years ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(5,587,426)	$(5,906,034)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	445,380	518,919
Reserve for slow moving and obsolete inventory	(203,045)	101,745
Share based compensation	169,088	193,059
Loss on disposal of equipment and vehicles	16,273	7,300
Provision for doubtful accounts receivable	11,930	18,384
Provision for doubtful other receivable	21,518	99,064
Changes in operating assets and liabilities
Accounts receivable	402,489	(499,541)
Notes and other receivables	3,852	(105,308)
Inventories	189,052	(409,615)
Prepaid expenses and deposits	195,706	(270,729)
Accounts payable	(903,305)	796,204
Accrued payroll and other liabilities	(305,670)	2,730,090
Net cash used in operating activities	(5,544,158)	(2,726,462)

INVESTING ACTIVITIES
Acquisition of intangible assets	(169,935)	(12,408)
Purchase of equipment and leasehold improvements	(134,239)	(11,370)
Total cash used in investing activities	(304,174)	(23,778)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	80,056	341,724
Repayments to notes payables and debt	(165,630)	(315,846)
Proceeds from stock issuance	8,930,000	-
Proceeds from payable to related parties	359,780	2,522,143
Payments to payable to related parties	(516,462)	-

Net cash provided by financing activities	8,687,744	2,548,021
Impact of foreign exchange on cash	(35,333)	(4,746)
Net increase in cash	2,804,079	(206,965)

Cash at beginning of year	757,074	964,039

Cash at end of year	$3,561,153	$757,074

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$569,390	$7,964

Income taxes paid	$15,000	$15,000

SUPPLEMENTAL NON-CASH ACTIVITIES:
Notes payable settled by preferred stock issuance	$7,630,464	$-

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

Throughout its life-cycle, the Company has expanded into additional lines of business, all based on the values of delivering customers a high quality product and value-added service. For the periods presented the Company has the following subsidiaries:

As described in this Form 10K		As described in 2014 Form 10K		As described in previously filings

Legal entity name	Business segment name	Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Corporation	Holding company	Powin Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Corporation	OEM
Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	QBF
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy	Powin Renewable Energy Resources, Inc.	Powin Energy

Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing	Powin Product Service, Inc.	Wooden

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

The reporting currency of the Company is the U.S. dollars. The Company’s Mexico subsidiary Powin Industries S.A. de C.V uses Mexican Peso as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2015 and 2014 were $(30,033) and $(4,034), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2015 and 2014were $(56,176) and $(26,143), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 17.34 PESO and 14.72 PESO to $1.00 at December 31, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2015 and 2014 were 17.34 PESO and 14.72 PESO to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

We maintain allowances for accounts receivable for estimated uncollectable accounts receivable due to the inability of our customers to make required payments. We maintain impairment for inventory for estimated inventory loss. We maintain allowances for returns for estimated losses resulting from product returns. These estimates have historically been within our expectations and the provisions established.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service is performed or delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the years ended December 31, 2015 and 2014, the amount charged to advertising expense was $190,593 and $43,140, respectively.

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

Cash

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2015 and December 31, 2014, the Company’s bank balances exceeded insurances balances by $2,634,252 and $0, respectively. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus, accounts receivable do not bear interest. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Bad debt expense for the years ended December 31, 2015 and 2014 was $11,930 and $18,384, respectively.

Inventories, net

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the years ended December 31, 2015 and 2014, the Company recorded an inventory obsolescence recovery of $203,045 and provision for inventory obsolescence of $101,745, respectively, which is included in cost of sales. The components of inventories were as follows:

	December 31, 2015	December 31, 2014
Raw materials	$561,246	$507,643
Work in progress	196,668	122,998
Finished goods	2,168,570	2,484,895
Reserve for slow moving and obsolete inventory	(773,168)	(976,213)
Inventories, net	$2,153,316	$2,139,323

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the years ended December 31, 2015 and 2014.

Intangible Assets

All of our intangible assets include websites and also patents that are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Non-controlling interests

Non-controlling interests on the consolidated financial statements are resulted from the consolidation of Mexico, an 85% owned subsidiary from February 2011 and Powin Energy, an 82.35% owned subsidiary from April 2, 2015. Non-controlling interests on the consolidated financial statements represented the minority stockholders’ proportionate share of the net income/losses of Mexico and Powin Energy.

On August 8, 2014, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”) for an investment of $12,500,000 from Suntech. On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively. Professional expenses of $750,000 related to the issuances were deducted from the proceeds received.

After the shares issuance, the Company owns 82.35% of Powin Energy.

On January 2016, the company spent $21,560 and bought the 15% minority interest in the company’s Mexico subsidiary. The Company now owns 100% of the Mexico subsidiary.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at December 31, 2015 and 2014, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

The FASB and IASB (the Boards) have issued converged standards on revenue recognition. Specifically, the Boards have issued the following documents:

·	FASB Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 ; and

·	IFRS 15, Revenue from Contracts with Customers.

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

·	Step 1: Identify the contract(s) with a customer.
·	Step 2: Identify the performance obligations in the contract.
·	Step 3: Determine the transaction price.
·	Step 4: Allocate the transaction price to the performance obligations in the contract.
·	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

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

A description of our operating segments as of December 31, 2015 and December 31, 2014, follows.

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

Note 2: Going concern

The Company sustained operating losses of $4,625,848 and $5,709,118 during the years ended December 31, 2015 and 2014. The Company has accumulated deficit of $22,060,870 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

In recent months, the Company has taken significant steps toward restoration of operating profits and financial stability. Cost cutting measures, including reductions to staff, have been implemented within the Contract Manufacturing and Manufacturing segments. The Mexican segment is working on getting additional sales volume with several US manufacturers and distributors of commercial safes.

Note 3: Notes and other receivables

Notes and other receivables consist of the following:

	December 31,2015	December 31,2014
VAT receivable, Mexico	$454,424	$448,651
Notes receivable from third parties	125,618	125,549
Federal and state income tax refunds due	-	32,000
Other	6,836	275
Reserve for uncollectible VAT receivable	(454,424)	(448,651)
Notes and other receivables, net	$132,454	$157,824

The Company has fully reserved for its Mexico VAT tax receivable as there is no expectation of collection.

On August 5, 2013, the Company lent $120,000 to Electro. On January 31, 2014 and March 19, 2014 together, Electro paid back $10,000. The principal balances as of December 31, 2015and 2014 were both $110,000. The note was originally due November 30, 2013, which was extended to due on August 31, 2015. Powin Corporation is currently negotiating for a payment plan. The note has no collateral and has accrued interest at 12% per annum. Interest income from this note receivable amounted to$13,200 and $13,297the years ended December 31, 2015 and 2014, respectively. The outstanding note receivable includes accrued interest were $125,618 December 31, 2015.

Note 4: Property and equipment, net

The components of property and equipment were as follows:

	December 31, 2015	December 31, 2014
Equipment	$2,918,999	$2,887,215
Leasehold improvements	394,352	317,152
Computers	316,711	302,397
Vehicles	70,714	85,714
Furniture and fixtures	83,560	83,511
	3,784,336	3,675,989
Accumulation depreciation	(2,550,620)	(2,149,060)
Property and equipment - net	$1,233,716	$1,526,929

 For the years ended December 31, 2015 and 2014, depreciation of property and equipment amounted $411,181 and $518,919, respectively.

Note 5: Loss per share

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

The components of basic and diluted loss per share are as follows:

	For the years ended December 31,
	2015	2014

Net loss attributable to Powin Corporation(A)	(4,625,848)	(5,709,118)
Less preferred share dividends	(113,500)	(101,800)
Net loss available to Powin Corporation (B)	(4,739,348)	(5,810,918)

Weighted average outstanding shares of common stock (C)	16,248,368	16,236,739
Dilutive effect of securities	-	-
Common stock and common stock equivalents (D)	16,248,368	16,236,739

Loss per share
Basic (B/D)	$(0.29)	$(0.35)
Diluted (B/D)	$(0.29)	$(0.35)

The Company has 10,237 and 9,102 shares of outstanding Series A preferred stock as of December 31, 2015 and 2014, respectively. These Series A share has par value of $100 and is convertible at 1 to 20 rate. The Company has 13,625,826 and no shares of outstanding August 2015 preferred stock as of December 31, 2015 and 2014, respectively. These August 2015 share has par value of $0.56 and is convertible at 1 to 1 rate.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for 1,170,000 shares of common stock.  There were no stock options granted in 2012. On August 6, 2013, the Company granted another 1,640,000 stock options under the same plan to all employees. The Company has 1,580,000 and 2,070,000 shares of outstanding stock options as of December 31, 2015 and 2014, respectively.

On April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2014 and 2015, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Series A preferred stock	512	455
Warrants	100,000	100,000
Stock options	1,580,000	2,070,000
August 2015 preferred stock	13,625,826	-
	15,306,338	2,170,455

For the years ended December 31, 2015 and 2014, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 6: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	December 31, 2015		December 31, 2014

	Current	Non Current	Current	Non Current
Equipment loan starting December 18, 2012, due January 1, 2017, with 3.05% interest rate, with no collateral	$19,271	$-	$42,212	$19,270
Loan from a third party, starting December 20, 2013,due June 30, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016. Fully converted.	-	-	270,000	-
Loan from a third party, starting March 26, 2013, due June 30, 2015, with 6% interest rate, with no collateral, extended to September 30,2016. Fully converted.	-	-	2,000,000	-
Loan from a third party, starting July 16, 2014, due July 31, 2015, with 6% interest rate, with no collateral, extended to September 30,2016. Fully converted.	-	-	200,000	-
Accrued interest	-	-	234,639	-
Total long-term debt, including current portion and accrued interest	$19,271	$-	$2,746,851	19,270

Interest expenses related to notes payables and long-term debt amounted to $79,836 and $149,560 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company issued preferred shares of preferred stock to settle all notes payable (Note 8).There are no gain or loss related to the conversion.

Note 7: Commitments

Operating Leases

The Company leases a facility from Lu Pacific Properties, LLC(“Lu Pacific)(Powin Pacific Properties, LLC, formerly), a company owned by the Company’s largest shareholder, Chairman of the Board and CEO, which serves as the Company’s corporate headquarters as well as the base of all operations, except Q Pacific Manufacturing and Mexico. This lease is through June 30, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Effective January 1, 2016, the Company entered into a lease amendment. The Company lease 35,048 square feet of the building. The new lease term is through June 30, 2021 and all property taxes, utilities and facility maintenance were charge at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $18,303.

The Company leased a facility for Powin Manufacturing, which is owned by Lu Pacific Properties, LLC, expired originally on October 31, 2014 and extended to October 31, 2019.  This lease required the Company to pay for all property taxes, utilities and facility maintenance. The monthly rental expense is $15,594.

The Company’s segment Powin Mexico leases a manufacturing facility owned by Lu Pacific Properties, LLC in Saltillo Coahuila Mexico. This lease is through May 31, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly rental expense is $12,133.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending December 31,
2016	$615,446
2017	615,446
2018	615,446
2019	584,258
2020	428,318
Thereafter	202,026
Total	$3,060,940

For the years ended December 31, 2015 and 2014, total lease expense paid for all operating rents and leases was $716,529 and $732,973, respectively. These leases are also disclosed in Note 10, related party transactions.

Note 8:  Capital stock

The Company has two classes of preferred stock and one class of common stock. Preferred stock includes Series A stock which is $100 par value, Conversion rate 1 to 20 and includes 2015 August stock which is $0.56 par value, Conversion rate 1 to 1.

Preferred Stock

The preferred stock series A is convertible at a rate of one (1) preferred share to two hundred (200) shares of Powin Corporation common stock. The Company’s preferred shares have a provision that calls for dividends of 12%, declared semi-annually, and paid in preferred shares. In 2014 and 2015, we issued 1,018 and 1,135shares of preferred stock as dividends respectively, increasing preferred stock by $101,800 and $113,500 and decreasing additional paid in capital.

Common Stock

For the three months ended March 31, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $1.95 per share for their service. For the three months ended June 30, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.56 per share for their service. For the three months ended September 30, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.90 per share for their service. For the three months ended December 31, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.65 per share for their service.

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

Lender	Borrower	Amount	Number of Shares of Preferred Stock
3U Trading Co., Limited	Powin Corporation	$2,451,195	4,377,133
3U Trading Co., Limited	Powin Industries S.A. DE C.V.	$211,474	377,631
Joseph Lu	Powin Corporation	$3,333,091	5,951,947
Danny Lu	Powin Corporation	$560,565	1,001,009
Peter Lu	Powin Corporation	$560,565	1,001,009
Lu Pacific Properties, LLC	Powin Corporation	$513,574	917,097
Total		$7,630,464	13,625,826

In addition, on April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2014 and 2015, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Warrants	price	(Years)	Intrinsic Value
Outstanding at December 31, 2013	100,000	$25	4.4	$-

Warrants granted
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at December 31, 2014	100,000	$25	3.4	$-

Exercisable at December 31, 2014	100,000	$25	3.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at December 31, 2015	100,000	$25	2.4	$-
Exercisable at December 31, 2015	100,000	$25	2.4	$-

Note 9: Stock options

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

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Options	price	(Years)	Intrinsic Value

Outstanding at December 31, 2013	2,160,000	$0.47	8.21	$1,005,379

Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(90,000)	0.65	-	(67,700)
Outstanding at December 31, 2014	2,070,000	$0.58	6.86	$937,679
Exercisable at December 31, 2014	1,045,318	$0.68	6.05	$749,844
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(490,000)	0.41	-	(60,000)
Outstanding at December 31, 2015	1,580,000	$0.58	5.84	$312,000

Exercisable at December 31, 2015	990,948	$0.68	5.05	$149,931

Stock option expense included in operating expense for the years ended December 31, 2015 and 2014 is $156,908 and $173,909, respectively. As of December 31, 2015 and 2014, remaining unvested stock expenses amounted to $225,017 and $384,308, respectively.

Note 10:  Related party transactions

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC, an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $716,529and $732,973 for the years ended December 31, 2015 and 2014, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Sales to Related Parties

Mr. Lu’s sons, Danny Lu and Peter Lu, together own 20% of PEI MFG, LLC (“PEI”). The Company made sales to PEI in the amount of $257,360 and $626,191 for the years ended December 31, 2015 and 2014, respectively. There were no amounts payable to PEI at December 31, 2015 and December 31, 2014, respectively. Amounts due from PEI amounted to $98,303 and $104,094 at December 31, 2015 and December 31, 2014, respectively.

Notes Payable To Related Parties

On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock. (Note 8).

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	December 31, 2015		December 31, 2014

	Current	Non Current	Current	Non Current
Loan from Mr. Lu, starting March 11, 2013, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	$-	$-	$2,000,000	$-
Loan from Mr. Lu, starting October 15, 2013, dueJune30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	500,000	-
Loan from Mr. Lu, starting May 14, 2014, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-
Loan from Mr. Lu, starting June 11, 2014, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	70,492	-
Loan from Mr. Lu, starting June 25, 2014, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-

Loan from Mr. Lu, starting December 29, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-
Loan from Mr. Lu, starting March 12, 2015, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	-	-
Loan from Lu Pacific, starting April 29, 2014, due July 31, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	-	-	300,000	-
Loan from Lu Pacific, starting August 29, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	208,475	-
Loan from Danny Lu, starting January 27, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	250,000	-
Loan from Danny Lu, starting February 24, 2014, due July 31, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	100,000	-

Loan from Danny Lu, starting March 28, 2014, due June30, 2015, with 6% interest rate, with no collateral, extended to September 30, 2016	-	-	100,000	-
Loan from Danny Lu, starting August 4, 2014, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	80,000	-
Loan from Danny Lu, starting August 15, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	25,000	-
Loan from Peter Lu, starting February 11, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	250,000	-
Loan from Peter Lu, starting March 28, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	200,000	-
Loan from Peter Lu, starting August 4, 2014, due June30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	80,000	-

Loan from Peter Lu, starting August 15, 2014, due June 30, 2015, with 6% annual interest rate, with no collateral, extended to September 30, 2016	-	-	25,000	-
Accrued interest	-	-	336,903	-
Total payable related parties, including current portion and accrued interest	$-	$-	$5,125,870	$-

Interest expenses related to payable to related parties amounted to $159,780 and $233,176 for the years ended December 31, 2015 and 2014, respectively.

Related parties transactions during the year ended December 31, 2015

Proceeds from payables to related parties include the following for the year ended December 31, 2015:

On March12, 2015, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is extended to be due September 30, 2016, is with no collateral, and accrues interest at 6% per annum.

Repayments to payables to related parties amounted to $516,462 and $0 during the years ended December 31, 2015 and 2014, respectively.

Proceeds during the year ended December 31, 2014

Proceeds from payables to related parties include the following for the year ended December 31, 2014:

On January 27, 2014, the Company borrowed an additional $250,000 from Danny Lu. The note was due June 30, 2014 and has accrued interest at 6% per annum. The note due date is extended to September 30, 2016, is with no collateral, and with an interest rate of 6% per annum. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On February 11, 2014, the Company borrowed an additional $250,000 from Peter Lu. The note was due June 30, 2014 and has accrued interest at 6% per annum. The note due date is extended to September 30, 2016, with no collateral, and with an interest rate of 6% per annum. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On February 24, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due July 31, 2015 is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On March 28, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. The note due date is extended to September 30, 2016, with no collateral, and with an interest rate of 6% per annum. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On March 28, 2014, the Company borrowed an additional $200,000 from Peter Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. The note due date is extended to September 30, 2016, with no collateral, and with an interest rate of 6% per annum. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On April 29, 2014, the Company issued a promissory note in the amount of $300,000 to Lu Pacific. The note is due July 31, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On May 14, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. The note due date is extended to September 30, 2016, with no collateral, and with an interest rate of 6% per annum. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On June 11, 2014, the Company borrowed an additional $70,492 from Mr. Lu. The note was due July 15, 2014 and accrued interest at 6% per annum. The note due date is extended to September 30, 2016, is with no collateral, and with an interest rate of 6% per annum. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On June 25, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due July 1st, 2014 and accrued interest at 5%per annum. The note due date is extended to September 30, 2016, is with no collateral, and with an interest rate of 6% per annum. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016.

On August 4, 2014, the Company issued a promissory note in the amount of $80,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Danny Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On August 15, 2014, the Company issued a promissory note in the amount of $25,000 to Peter Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On August 29, 2014, the Company issued a promissory note in the amount of $208,475 to Lu Pacific. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum. The note due date is extended to September 30, 2016. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

On December 29, 2014, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum.  The note due date is extended to September 30, 2016. On August 5, 2015, all outstanding notes payables to related parties were converted to preferred stock

Lu Pacific Properties LLC of which Joseph Lu is the controlling member and Manager, owns the facilities currently used by the Company and its subsidiaries. Payments made by the Company to Lu Pacific were as follows:

Year ended December 31,	2015	2014

Powin Energy Corporation	$383,805	$422,160
Powin Manufacturing	187,128	187,128
Powin Industries SA de CV (Powin Mexico)	145,596	97,064
Total	$716,529	$706,352

Note 11:  Business segment reporting

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

A description of our operating segments as of December 31, 2015 and December 31, 2014, follows.

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

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Years ended December 31,
	2015	2014
Revenue
Contract manufacturing	$5,819,388	$5,468,633
Manufacturing	4,754,119	5,087,612
Energy	183,187	622,858
Mexico	263,941	123,178
Consolidated	$11,020,635	$11,302,281

	Years ended December 31,
	2015	2014
Cost of goods sold
Contract manufacturing	$4,813,753	$4,355,601
Manufacturing	3,711,640	3,703,635
Energy	182,630	485,662
Mexico	774,661	568,335
Consolidated	$9,482,684	$9,113,233

	Years ended December 31,
	2015	2014
Gross profit
Contract manufacturing	$1,005,635	$1,113,032
Manufacturing	1,042,479	1,383,977
Energy	557	137,196
Mexico	(510,720)	(445,157)
Consolidated	$1,537,951	$2,189,048

	Years ended December 31,
	2015	2014
(Loss) before income taxes
Contract manufacturing	$(230,770)	$(255,187)
Manufacturing	169,607	87,921
Energy	(4,446,681)	(3,886,017)
Mexico	(1,178,846)	(1,312,774)
Corporate	99,264	(539,977)
Consolidated	$(5,587,426)	$(5,906,034)

	Years ended December 31,
	2015	2014
Net income(loss)
Contract manufacturing	$(230,770)	$(255,187)
Manufacturing	169,607	87,921
Energy	(4,446,681)	(3,886,017)
Mexico	(1,178,846)	(1,312,774)
Corporate	99,264	(539,977)
Consolidated	$(5,587,426)	$(5,906,034)

Total assets of each of the Company’s segments are as follows:
	Years ended December 31,
	2015	2014
Total assets
Contract manufacturing	$2,678,575	$2,853,110
Manufacturing	1,841,610	2,038,540
Energy	4,075,476	1,121,129
Mexico	874,378	1,243,834
Corporate	38,832	227,160
Consolidated	$9,508,871	$7,483,773

	Years ended December 31,
	2015	2014
Depreciation and amortization
Contract manufacturing	$59,542	$107,322
Manufacturing	137,020	140,606
Energy	55,689	55,342
Mexico	193,129	215,649
Consolidated	$445,380	$518,919

	Years ended December 31,
	2015	2014
Acquisition of intangible assets
Energy	169,935	-
Mexico	-	12,408
Consolidated	$169,935	$12,408

	Years ended December 31,
	2015	2014
Acquisition of property and equipment
Manufacturing	$81,850	$-
Energy	13,140	11,370
Mexico	39,249	-
Consolidated	$134,239	$11,370

A description of our geographic segments as of December 31, 2015 and December 31, 2014, follows.

	Years ended December 31,
	2015	2014
Revenue
US	$10,756,694	$11,179,103
Mexico	263,941	123,178
Consolidated	$11,020,635	$11,302,281

	Years ended December 31,
	2015	2014
(Loss) before income taxes
US	$(4,408,580)	$(4,593,260)
Mexico	(1,178,846)	(1,312,774)
Consolidated	$(5,587,426)	$(5,906,034)

Note 12: Income taxes

The provision for income taxes consists of the following:

Year ended December 31,	2015	2014
Current:
Federal	$-	$-
State	-	-
	-	-
Net Operating Losses Carryback	-	-
	-	-
Deferred:
Federal	(1,334,500)	(825,617)
State	(170,973)	(105,776)
	(1,505,473)	(931,393)
Change in Valuation Allowance	1,505,473	931,393
	-	-
Provision for Income Taxes	$-	$-

A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes is as follows:

Year ended December 31,	2015	2014
US Federal Statutory Rate @ 34%	$(1,498,917)		$(1,561,709)
State Taxes, Net of Federal Effect	(192,038)		(200,082)
Penalties	(57,534)		-
Stock Compensation	60,184		66,705
Valuation Allowance	1,505,473		931,393
Other	18,977		763,693
Prior Period Adjustment	163,855		-
Total	$-	$

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset were as follows:

Year ended December 31,	2015	2014
Current:
Allowance for Inventory Obsolescence	$294,752	$367,160
Allowance for Doubtful Accounts	176,846	172,262
Accrued Interest	-	89,437
Other	63,781	35,764
	535,379	664,623
Valuation Allowance	(535,379)	(664,623)

Total	$-	$-

Noncurrent:
Net Operating Losses	$4,767,919	$3,226,338
Property, Equipment and Intangibles	145,238	130,608
Tax Credits	264,820	186,217
Other	2,302	2,398
	5,180,279	3,545,561
Valuation Allowance	(5,180,279)	(3,545,561)

Total	$-	$-

Based on the Company’s current financial and operational situation, management determined that it is more likely than not that the United States federal and state deferred tax assets will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its United States federal and state deferred tax assets as of December 31, 2015 and 2014.

As of December 31, 2015, the Company has approximately $12.1 million and $15.1 million of net operating loss (“NOL”) carry-forwards for federal and state income tax purposes, respectively. Expiration of the Company’s NOL carry-forwards begins in 2021. Section 382 of the Internal Revenue code of 1986 provide for an annual limitation of approximately $67,000 on the utilization of net operating loss carry-forwards as the Company underwent an ownership change in 2008, as defined in section 382. This limitation has been reflected in the United States federal and state net operating loss carry-forwards.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2015 and 2014.

The Company has identified United States federal and Oregon as major jurisdictions. The Company is currently open to audit under United States and state statute of limitations by the taxing authorities for 2011 through 2015.

Note 13: Minority Interest

On August 8, 2014, Powin Corporation and its wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”) for an investment of $25,000,000 from Suntech. Suntech is a third party.

Effective April 2, 2015, Powin and Suntech signed the Fourth Supplemental Agreement (“Supplement”).Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively for $12,500,000 received. Professional expenses of $750,000 were recorded as deduction of the cash received.

Per ASC 810-10-45-22, Powin Corporation’s ownership interest in Powin Energy has changed as Powin Corporation sold 2,143 shares (approximately 17.65% of outstanding shares after the sales of 2,143 shares) of Powin Energy’s common shares to Suntech. After this transaction, Powin Corporation's ownership interest in Powin Energy is 82.35%. Since, Powin Corporation retained its controlling financial interest in Powin Energy after the shares issuance for cash to Suntech; the sale of the subsidiary shares was accounted for as an equity transaction in accordance with ASC 810-10-45-23. Specifically, the proceeds received from the sale $12,500,000 offset by professional expenses of $750,000 are reflected as an increase to additional paid in capital and the net asset value associated with this sold interest $1,552,272 was reclassified from additional paid in capital to noncontrolling interests.

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

Note 14: Subsequent events

On December 1, 2015, Powin Corporation and its subsidiary, Powin Energy Corporation (“Powin Energy”), entered into an Agreement and Plan of Merger and Liquidation (“Merger Agreement”).

The Merger is subject to approval by the shareholders of Powin Corp. and the other closing conditions of the Merger Agreement. The Merger Agreement has been approved by the board of directors of Powin Corp. and Powin Energy. Powin Corp.’s board of directors has recommended that its shareholders adopt the Merger Agreement. To that end, Powin Corp. will file an Information Statement with the Securities and Exchange Commission under Regulation 14C. The Merger will not become effective until 21 days after the Information Statement has been mailed to all shareholders of Powin Corp.

On January 2016, the company paid $21,560 and bought the 15% interest in the company’s Mexico subsidiary. The Company now owns 100% of the Mexico subsidiary.

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

Internal Control over Financial Reporting .

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2015 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2015 and 2014.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2015 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name	Age	Position
Joseph Lu	62	Chief Executive Officer, Principle Financial Officer and Chairman of the Board of Directors

Jingshuang Jeanne Liu	56	President, Supply Chain, Director
Danny Lu	26	Vice President, Procurement, Director
Jim Osterman	78	Director
George Gabriel	69	Director
Michael Todd Singh	47	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu, 62, received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science. Mr. Lu formed Powin Corporation in 1990 and has served as its President since inception. Prior to founding Powin, Mr. Lu served as the General Manager of the ShunnFeng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986 Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the ShunnFeng Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware.

Jingshuang Jeanne Liu, 56, has been with the Company since 1996 and served as the President of the company until December 19, 2013.Ms. Liu now serves as President, Supply Chain and remains a Director. Prior to her employment at the Company, Ms. Liu was the Officer Manager at the Northwest China Council from 1994 to 1996. She received her Bachelor of Science degree in Geography from Beijing Normal University in 1982. Subsequently, she received her Master of Science in Geography from the University of Idaho in 1989 and her Master of Business Administration from the University of Idaho in 1991.

Danny Lu, 26, was appointed to the Board of Directors effective September 20, 2013. Mr. Lu is the Managing Director and Marketing Manager of Powin Corporation.  Mr. Lu was the co-founder of Two Hype Feet where he was in charge of promotion and social media. He also has served as warehouse manager at Skywalker Trampolines. Mr. Lu earned a degree in International Business Studies from the University of Oregon. Mr. Lu is the son of Joseph Lu, the Chief Executive Officer and Chairman of the Board of the Company.

Jim Osterman, 78, was appointed to the Board of Directors effective November 6, 2013. Mr. Osterman is currently the President of JSO Ventures, LLC, Oregon City, Oregon which is a real estate investment and management consulting firm. Previously, Mr. Osterman was Chairman and CEO of Blount International, Inc. from 2002 to 2010.  He was President of the Outdoor Power Group of Blount from 1986 to 2002; Senior Vice President of Marketing, Manufacturing and Engineering from 1979 to 1986; and Director of European Operations from 1968 to 1979. Mr. Osterman lived in Europe for twelve years in that position. Mr. Osterman joined the Board of Directors of Cascade Corporation in 1994 and served as Chairman of the Board from 2002 to 2013.

Mr. Osterman attended Western Oregon University and the Harvard Business School Program for Management Development. Mr. Osterman has fifty years of worldwide international business experience beginning with Omark Industries, Inc. in 1959.

George Gabriel, 69, was appointed as director effective as of September 5, 2012.  Through 2012, Mr. George Gabriel served as the Chief Financial Officer of Oregon Resources Corporation, Inc. Mr. Gabriel served at Electrolux AB. He has broad experience as a Financial Manager and Controller for various entities including manufacturing, distribution and natural resources. He has founded a successful building products distribution company and participated in the startup and financing of mineral exploration and natural resource development companies. He has held staff positions with Arthur Andersen in Portland and with Moss Adams, LLP in Vancouver, WA. Mr. Gabriel is an active Certified Public Accountant.

M. Todd Singh, 47, was appointed to the Board of Directors effective June 2, 2014. Mr. Singh is currently the founder, President and CEO of Renovatio Intl, Inc, a provider of private equity and strategic consulting, and Board Member for WestStar Provider Solutions, a Medical business provider, since 2012. Previously, Mr. Singh was President of Decal, Inc from 2005 to 2007, Vice President of Operations of The Nautilus Group from 2004 to 2005, Chief Operations Officer of Direct Division of Nautilus Group from 2002 to 2004, Co-founder/Operations of DRY, Inc from 1999 to 2002, President and Founder of Visorgear, Inc from 1994 to 1999. Mr. Singh is a proven senior executive with start-up and publicly traded NYSE company experience and offers unique blend of managerial and operational expertise. Mr. Singh has 20 years of successful experience as an entrepreneur/Inventor/Innovator beginning with VisorGear ®.

Mr. Singh graduated from Portland State University with a dual major of Computer Science and International Business and possesses Eddy Current Operator/Data Analyst Certification level I to III, among others.

Family Relationships

Two relatives of Joseph Lu are employed by the Company. Danny Lu, Joseph Lu’s son, is employed by the Company as Vice President, Procurement and serves on the Board of Directors. Eric Lu, Joseph Lu’s brother, was employed by the Company as the IT manager during 2014 and first quarter of 2015.Effective April 2015, Eric Lu resigned from the IT manager position and hired by the company as the independent contractor.

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

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of December 31, 2015, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors.  We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

Audit Committee Financial Expert

Our Director, George Gabriel, qualifies as our “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-B.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following describes  the compensation paid to our principal executive officer and each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2015 who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2015 and 2014, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary compensation table
Name and principal position	Year	Salary	Bonus	Stock awards	Option Awards	All other compensation	Total
		($)	($)	($)	($)	($)	($)
Joseph Lu	2015	66,000	-	2,030	-	-	68,030
CEO and Chairman	2014	59,001	-	3,525	-	-	62,526

Jeffrey Grumbling	2015	0	-	-		-	0
President	2014	139,490	-	-		-	139,490

Jingshuang Liu	2015	96,000	-	2,030	-	-	98,030
Vice President, Director	2014	96,118	-	3,525	-	-	99,643

Option awards represent the grant date fair value of options granted

Stock awards represent the market value of common stock issued to members of the board of directors as compensation for their services. For the years ended December 31, 2015 and 2014, 500 shares were paid quarterly to each director. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Director compensation table
Name and principal position	Year	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	All other compensation	Total
		($)	($)	($)	($)	($)	($)
George Gabriel	2015		2,030				2,030
Director, Audit Committee	2014		3,525				3,525

Danny Lu	2015		2,030				2,030
Director	2014		3,525				3,525

James Osterman	2015		2,030				2,030
Director, Compensation Committee	2014		3,525				3,525

Michael Todd Singh	2015		2,030				2,030
Director	2014		1,525				1,525

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Common stock	Joseph Lu 20550 SW 115th Ave Tualatin, OR 97062	19,350,036	(a)	64.76%

Common stock	Danny Lu 20550 SW 115th Ave Tualatin, OR 97062	604,500		8.44%

Common stock	Jingshuang (Jeanne) Liu 12155 SW Ibis Ter Beaverton, OR 97007	69,167		0.23%

Common stock	George Gabriel 16135 SW Cormorant Dr Beaverton, OR 97007	6,500		0.00%

Common stock	James Osterman 22329 S Clear Creek Road Estacada, OR 97023	4,000		0.00%

Common stock	Michael Todd Singh 5540 Summit Street West Linn, OR 97068	3,000		0.00%

(a) These shares are held by Joseph Lu and Mei Yi Lu as Co-Trustees of the Joseph Lu Trust dated August 17, 2007, as amended

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
 AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2015 in which the amount involved in the transaction exceeded $120,000.

Lu Pacific Properties LLC of which Joseph Lu is the controlling member and Manager, owns the facilities currently used by the Company and its subsidiaries. Payments made by the Company to Lu Pacific were as follows:

Year ended December 31,	2015	2014

Powin Energy Corporation	$383,805	$422,160
Powin Manufacturing	187,128	187,128
Powin Industries SA de CV (Powin Mexico)	145,596	97,064
Total	$716,529	$706,352

On January 27, 2014, the Company borrowed an additional $250,000 from Danny Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. Danny Lu is the son of Mr. Lu. The note due date is extended to June 30, 2015, with an interest rate of 6% per annum.

On February 11, 2014, the Company borrowed an additional $250,000 from Peter Lu. The note was due June30, 2014 and accrued interest at 6% per annum. Peter Lu is the son of Mr. Lu. The note due date is extended to June 30, 2015, with an interest rate of 6% per annum.

On February 24, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note is due July 31, 2015 and accrues interest at 6% per annum.

On March 28, 2014, the Company borrowed an additional $100,000 from Danny Lu. The note was due June30, 2014 and accrued interest at 6% per annum. The note due date is extended to June 30, 2015, with an interest rate of 6% per annum.

On March 28, 2014, the Company borrowed an additional $200,000 from Peter Lu. The note was due June 30, 2014 and accrued interest at 6% per annum. The note due date is extended to June 30, 2015, with an interest rate of 6% per annum.

On April 29, 2014, the Company issued a promissory note in the amount of $300,000 to Lu Pacific. The note is due July 31, 2015 and accrues interest at 6% per annum.

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

On June 25, 2014, the Company borrowed an additional $200,000 from Mr. Lu. The note was due July 1st, 2014 and accrued interest at 5% per annum. The note due date is extended to June 30, 2015, with an interest rate of 6% per annum.

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

On August 29, 2014, the Company issued a promissory note in the amount of $208,475 to Lu Pacific. The note is due June 30, 2015 and accrues interest at 6% per annum.

On December 29, 2014, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is due June 30, 2015, is with no collateral, and accrues interest at 6% per annum.

The above promissory notes and accrued interest were paid off on August 2015.

Corporate Governance

Our directors are Joseph Lu, Jingshuang (Jeanne) Liu, Danny Lu, Jim Osterman, Michael Todd Singh and George Gabriel.  The Board of Directors has established an Audit Committee and a Compensation Committee. At present time, the Board of Directors does not have a nominating committee. The entire Board of Directors serves as the Nominating Committee.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accountants for professional services rendered for the years ended December 31, 2015 and 2014.

Year ended December 31,	2015	2014

Audit fees	$79,560	$79,560
Audit-related fees	5,831	10,370
Tax fees	-	-
All other fees	-	-
Total	$85,391	$89,930

Audit Fees

Audit fees expensed for Anton & Chia, LLP, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2015 and 2014 were $79,560 and $79,560, respectively.

Audit Related Fees

For the years ended December 31, 2015 and 2014, the aggregate fees expenses in respect to the assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $5,831 and $10,370,  respectively.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Included with this Report is an audited balance sheet as of the years ended December 31, 2015 and 2014 and audited statements of income, cash flows and changes in stockholders’ equity for the years ended December 31, 2015 and 2014.

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

All of the above listed exhibits with the exception of exhibits , 31.1, 31.2 and 32,  which are filed herewith, were filed with our Form S-1 Registration Statement, as amended and our previous reports in form 10-K and are collectively incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN CORPORATION

Dated:  April 4, 2016
By:  /s/ Joseph Lu
Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)