Form 10-Q
period 2016-03-31
POWIN CORP
filed 2016-05-16
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 16, 2016, there were 16,258,839 shares of Common Stock, $0.001 par value, outstanding, 10,237shares of Series A Preferred Stock, $100 face value, outstanding and 13,625,826 shares of Series August 2015 Preferred Stock, $0.56 par value, outstanding.

POWIN CORPORATION

Index

PART I.         FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (audited)	3
	Condensed Consolidated Statements of Operations for the Three months ended March 31, 2016 and 2015 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three months ended March 31, 2016 and 2015 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2016 and 2015 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	Note Regarding Forward Looking Statements	30
	Overview
	Critical Accounting Policies	34
	Results of Operations	31
	Liquidity and Capital Resources	33
	Off-Balance Sheet Arrangements	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35

Item 4.	Controls and Procedures.	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	35

Item 3.	Defaults Upon Senior Securities.	36

Item 4.	Mine Safety Disclosures.	36

Item 5.	Other Information.	36

Item 6.	Exhibits.	36

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,754,088	$3,561,153
Accounts receivable, net	2,033,758	1,851,096
Notes and other receivables, net	136,466	132,454
Inventories, net	2,230,892	2,153,316
Prepaid expenses and deposits	804,192	391,291
Total current assets	6,959,396	8,089,310

Property and equipment, net	1,148,904	1,233,716
Intangible assets, net	183,568	185,845
Total assets	$8,291,868	$9,508,871

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$1,548,269	$1,545,137
Accrued payroll and other accrued liabilities	664,932	620,697
Notes payable - current portion of long-term debt and accrued interest	8,501	19,271
Payable to related parties - current	115,000	-
Total current liabilities	2,336,702	2,185,105
Total liabilities	2,336,702	2,185,105
Stockholders' deficit
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 20, 10,237 and 10,237 shares issued and outstanding, respectively	1,023,700	1,023,700
2015 August stock: $0.56 par value, Conversion rate 1 to 1, 13,625,826 and 13,625,826 shares issued and outstanding, respectively	7,630,464	7,630,464
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,255,839 and 16,255,839 shares issued and outstanding, respectively	16,256	16,256
Additional paid-in capital	23,126,408	23,909,992
Accumulated other comprehensive loss	(59,256)	(56,176)
Accumulated deficit	(23,273,498)	(22,060,870)
Total Powin Corporation stockholders' deficit	8,464,074	10,463,366

Non-controlling interest	(2,508,908)	(3,139,600)
Total liabilities and shareholders' deficit	$8,291,868	$9,508,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2016	2015

Net sales
Net sales to unrelated parties	$2,203,241	$2,683,577
Net sales to related parties	60,120	26,691
Total net sales	2,263,361	2,710,268
Cost of sales	1,929,870	2,172,335
Gross profit	333,491	537,933

Operating Expenses
Payroll expenses	603,589	724,713
Professional expenses	546,519	409,139
Rent expenses	188,721	188,721
General and administrative expenses	381,073	627,993
Total operating expenses	1,719,902	1,950,566
Loss from operations	(1,386,411)	(1,412,633)

Other income (expense)
Other income	9,529	33,247
Interest expense	(131)	(108,478)
Other income (expense)	-	(145)
Other expenses	9,398	(75,376)
Loss before income taxes	(1,377,013)	(1,488,009)
Provision for income taxes	7,500	-
Net loss	(1,384,513)	(1,488,009)
Net loss attributable to non-controlling interest	(171,885)	(48,683)
Net loss attributable to Powin Corporation	$(1,212,628)	$(1,439,326)

Loss per share:
Basic and diluted	$(0.07)	$(0.09)

Weighted average shares outstanding:
Basic and Diluted	16,255,839	16,243,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31,
	2016		2015

Net loss		$(1,384,513)	$(1,488,009)
Other comprehensive loss
Foreign currency translation adjustment		(3,080)	(5,046)
Comprehensive loss		(1,387,593)	(1,493,055)

Comprehensive loss attributable to non-controlling interest		(171,885)	(48,683)

Comprehensive loss attributable to Powin Corporation	$	(1,215,708)	$(1,444,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(1,384,513)	$(1,488,009)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	90,077	128,894
Reserve for slow moving and obsolete inventory	-	25,543
Share based compensation	34,740	49,026
Provision for doubtful accounts receivable	-	38,323
Provision for doubtful other receivable	3,279	(1,436)
Changes in operating assets and liabilities
Accounts receivable	(182,662)	372,015
Notes and other receivables	(7,291)	27,977
Inventories	(77,576)	(468,971)
Prepaid expenses and deposits	(412,901)	41,637
Accounts payable	3,132	276,213
Accrued payroll and other liabilities	44,235	2,047,179
Net cash (used in) provided by operating activities	(1,889,480)	1,048,391

INVESTING ACTIVITIES
Acquisition of intangible assets	(2,988)	-
Cash paid to acquire non-controlling interest	(15,747)	-
Purchase of equipment and leasehold improvements	-	(99,026)
Total cash used in investing activities	(18,735)	(99,026)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	-	36,542
Repayments to notes payables and debt	(10,770)	(10,428)
Proceeds from payable to related parties	115,000	271,508
Net cash (used in) provided by financing activities	104,230	297,622
Impact of foreign exchange on cash	(3,080)	(5,045)
Net (decrease) increase in cash	(1,807,065)	1,241,942

Cash at beginning of period	3,561,153	757,074

Cash at end of period	$1,754,088	$1,999,016

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$131	$473

Income taxes paid	$7,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  POWIN CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and History And Summary of Significant Accounting Policies

Description of Business and History

Powin Corporation (“Company”, “we”, “us”) was founded in 1989 in Oregon by Joseph Lu, who developed a strategy of manufacturing a number of diverse products for leading North American retailers, with careful attention to quality and value-added service. As a contract manufacturer, the Company provides manufacturing coordination, design and logistics services for companies to outsource its manufacturing needs. Manufacturing is provided through the Company’s subsidiary, Q Pacific Manufacturing Corporation (“Q Pacific Manufacturing”), with a leased metal fabrication plant in Tualatin, Oregon; its 100% owned subsidiary in Mexico, with a leased metal fabrication plant in Saltillo; or through very strong relationships with factories located in The People’s Republic of China and in Taiwan.

Throughout its life-cycle, the Company has expanded into additional lines of business, all based on the values of delivering customers a high quality product and value-added service. For the periods presented the Company have the following subsidiaries:

As described in this Form 10Q		As described in 2015 Form 10K		As described in previously filings

Legal entity name	Business segment name	Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Corporation	Holding company	Powin Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing
Q Pacific Manufacturing Corporation	Manufacturing	Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy	Powin Energy Corporation	Energy

Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2016, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities Exchange Commission.

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

The reporting currency of the Company is the U.S. dollars. The Company’s Mexico subsidiary Powin Industries S.A. de C.V uses Mexican Peso as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2016 and 2015 were $(3,080) and $(4,289), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of March 31, 2016 and December 31, 2015 were $(59,256) and $(56,176), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 17.25 PESO and 17.34 PESO to $1.00 at March 31, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2016 and 2015 were 18.07 PESO and 14.94 PESO to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the three months ended March 31, 2016 and 2015, the amount charged to advertising expense was $6,915 and $20,303, respectively.

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

Cash

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2016 and December 31, 2015, the Company’s bank balances exceeded insurances balances by $663,526 and $2,634,252, respectively. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus, accounts receivable do not bear interest. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Bad debt expense for the three months ended March 31, 2016 and 2015 was $0 and $38,323, respectively.

Inventories, net

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the three months ended March 31, 2016 and 2015, the Company recorded an inventory obsolescence recovery of $0 and provision for inventory obsolescence of $25,543, respectively, which is included in cost of sales. The components of inventories were as follows:

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Raw materials	$698,669	$561,246
Work in progress	240,258	196,668
Finished goods	2,065,133	2,168,570
Reserve for slow moving and obsolete inventory	(773,168)	(773,168)
Inventories, net	$2,230,892	$2,153,316

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the three months ended March 31, 2016 and 2015.

Intangible Assets

All of our intangible assets include websites and also patents that are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicates the asset may be impaired.

Non-controlling interests

As of March 31, 2016, Non-controlling interests on the consolidated financial statements represented the minority stockholders’ proportionate share of the net income/losses of Powin Energy, an 82.35% owned subsidiary from April 2, 2015.

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

Non-controlling interests on the consolidated financial statements as of December 31, 2015 includes minority interest of Mexico, an 85% owned subsidiary from February 2011 to January 2016. On January 2016, the company spent $15,747 and bought the 15% minority interest in the company’s Mexico subsidiary. The Company now owns 100% of the Mexico subsidiary.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at March 31, 2016 and December 31, 2015, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

A description of our operating segments as of March 31, 2016 and December 31, 2015, follows.

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

Note 2: Going concern

The Company sustained net loss attributable to Powin Corporation of $1,212,628 and $1,439,326 during the three months ended March 31, 2016 and 2015. The Company has accumulated deficit of $23,273,498 as of March 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

Note 3: Notes and other receivables

Notes and other receivables consist of the following:

	March 31,2016	December 31,2015
VAT receivable, Mexico	$458,865	$454,424
Notes receivable from third parties	128,908	125,618
Other	3,117	6,836
Reserve for uncollectible VAT receivable	(454,424)	(454,424)
Notes and other receivables, net	$136,466	$132,454

The Company has fully reserved for its Mexico VAT tax receivable as there is no expectation of collection.

On August 5, 2013, the Company lent $120,000 to Electro. On January 31, 2014 and March 19, 2014 together, Electro paid back $10,000. The principal balances as of March 31, 2016and December 31, 2015 were both $110,000. The note was originally due November 30, 2013, which was extended to due on August 31, 2015. Powin Corporation is currently negotiating for a payment plan. The note has no collateral and has accrued interest at 12% per annum. Interest income from this note receivable amounted to$3,291 and $3,255 the three months ended March 31, 2016 and 2015, respectively. The outstanding note receivable includes accrued interest were $128,908 March 31, 2016.

Note 4: Property and equipment, net

The components of property and equipment were as follows:

	March 31, 2016	December 31, 2015
Equipment	$2,918,999	$2,918,999
Leasehold improvements	394,352	394,352
Computers	316,711	316,711
Vehicles	70,714	70,714
Furniture and fixtures	83,560	83,560
	3,784,336	3,784,336
Accumulation depreciation	(2,635,432)	(2,550,620)
Property and equipment - net	$1,148,904	$1,233,716

For the three months ended March 31, 2016 and 2015, depreciation of property and equipment amounted $84,812 and $119,826, respectively.

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

The components of basic and diluted loss per share are as follows:

	For the three months Ended March 31,
	2016	2015

Net loss attributable to Powin Corporation(A)	(1,212,628)	(1,439,326)
Less preferred share dividends	-	-
Net loss available to Powin Corporation (B)	(1,212,628)	(1,439,326)

Weighted average outstanding shares of common stock (C)	16,255,839	16,243,839
Dilutive effect of securities	-	-
Common stock and common stock equivalents (D)	16,255,839	16,243,839

Loss per share
Basic (B/D)	$(0.07)	$(0.09)
Diluted (B/D)	$(0.07)	$(0.09)

The Company has 10,237 and 10,237 shares of outstanding Series A preferred stock as of March 31, 2016 and December 31, 2015, respectively. These Series A share has par value of $100 and is convertible at 1 to 20 rate. The Company has 13,625,826 and 13,625,826 shares of outstanding August 2015 preferred stock as of March 31, 2016 and December 31, 2015, respectively. These August 2015 share has par value of $0.56 and is convertible at 1 to 1 rate.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for 1,170,000 shares of common stock.  There were no stock options granted in 2012. On August 6, 2013, the Company granted another 1,640,000 stock options under the same plan to all employees. The Company has 1,400,000 and 1,580,000 shares of outstanding stock options as of March 31, 2016 and December 31, 2015, respectively.

On April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of March 31, 2016 and December 31, 2015, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Series A preferred stock	512	512
Warrants	100,000	100,000
Stock options	1,400,000	1,580,000
August 2015 preferred stock	13,625,826	13,625,826
	15,126,338	15,306,338

For the three months ended March 31, 2016 and 2015, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 6: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	March 31, 2016 (unaudited)		December 31, 2015 (audited)

	Current	Non Current	Current	Non Current
Equipment loan starting December 18, 2012, due January 1, 2017, with 3.05% interest rate, with no collateral	$8,501	$-	$19,271	$-
Total long-term debt, including current portion and accrued interest	$8,501	$-	$19,271	-

Interest expenses related to notes payables and long-term debt amounted to $131 and $37,015 for the three months ended March 31, 2016 and 2015, respectively.

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

Effective January 1, 2016, the Company entered into a lease amendment. The Company’s entity, Powin Energy lease 35,048 square feet of the building. The new lease term is through June 30, 2021 and all property taxes, utilities and facility maintenance were charge at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $18,303.

Effective January 1, 2016, the Company’s entity, Q Pacific Contract Manufacturing entered into a lease agreement. The Company lease 9,500 square feet of the building. The lease term is through June 30, 2021.This lease required the Company to pay for all property taxes, utilities and facility maintenance (“fees”). The monthly rental expense and fees is $5,518.

The Company leased a facility for Q Pacific Manufacturing, which is owned by Lu Pacific Properties, LLC, expired originally on October 31, 2014 and extended to October 31, 2019.  This lease required the Company to pay for all property taxes, utilities and facility maintenance. The monthly rental expense is $15,594.

The Company’s segment Powin Mexico leases a manufacturing facility owned by Lu Pacific Properties, LLC in Saltillo Coahuila Mexico. This lease is through May 31, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly rental expense is $12,133.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending March 31,
2017	$681,662
2018	681,662
2019	681,662
2020	603,692
2021	494,534
Thereafter	111,501
Total	$3,254,713

For the three months ended March 31, 2016 and 2015, total lease expense paid for all operating rents and leases was $170,415 and $188,721, respectively. These leases are also disclosed in Note 10, related party transactions.

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

In addition, on April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of March 31, 2016 and December 31, 2015, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Warrants	price	(Years)	Intrinsic Value
Outstanding at December 31, 2014	100,000	$25	3.4	$-

Warrants granted
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at December 31, 2015	100,000	$25	2.4	$-

Exercisable at December 31, 2015	100,000	$25	2.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at March 31, 2016	100,000	$25	2.15	$-
Exercisable at March 31, 2016	100,000	$25	2.15	$-

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

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Options	price	(Years)	Intrinsic Value

Outstanding at December 31, 2014	2,070,000	$0.58	6.86	$937,679

Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(490,000)	0.41	-	(60,000))
Outstanding at December 31, 2015	1,580,000	$0.58	5.84	$312,000
Exercisable at December 31, 2015	990,948	$0.68	5.05	$149,931
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(180,000)	0.57	-	-
Outstanding at March 31, 2016	1,400,000	$0.58	5.58	$-

Exercisable at March 31, 2016	948,515	$0.68	4.85	$-

Stock option expense included in operating expense for the three months ended March 31, 2016 and 2015 is $34,740 and $49,026, respectively. As of March 31, 2016 and December 31, 2015, remaining unvested stock expenses amounted to $164,776 and $225,017, respectively.

Note 10:  Related party transactions

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC, an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $170,415 and $188,721 for the three months ended March 31, 2016 and 2015, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Sales to Related Parties

Mr. Lu’s sons, Danny Lu and Peter Lu, together own 20% of PEI MFG, LLC (“PEI”). The Company made sales to PEI in the amount of $60,120 and $26,691 for the three months ended March 31, 2016 and 2015, respectively. There were no amounts payable to PEI at March 31, 2016 and December 31, 2015, respectively. Amounts due from PEI amounted to $76,195 and $98,303 at March 31, 2016 and December 31, 2015, respectively.

Notes Payable To Related Parties

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	March 31, 2016		December 31, 2015

	Current	Non Current	Current	Non Current
Loan from Mr. Lu, starting March 1, 2016, due January 31, 2017, with 6% annual interest rate, with no collateral	$115,000	$-	$-	$-
Accrued interest	-	-	-	-
Total payable related parties, including current portion and accrued interest	$115,000	$-	$-	$-

Interest expenses related to payable to related parties amounted to $0 and $71,508 for the three months ended March 31, 2016 and 2015, respectively.

Proceeds from and no payment to related parties amounted to for the three months ended March 31, 2016.

On March 1, 2016, the Company issued a promissory note in the amount of $115,000 to Mr. Lu. The note is due January 31, 2017, is with no collateral, and accrues interest at 6% per annum.

On March12, 2015, the Company issued a promissory note in the amount of $200,000 to Mr. Lu. The note is extended to be due September 30, 2016, is with no collateral, and accrues interest at 6% per annum. On August 5, 2015, the note was converted to preferred stock. (Note 8).

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

A description of our operating segments as of March 31, 2016 and December 31, 2015, follows.

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

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Three months ended March 31,
	2016	2015
Revenue
Contract manufacturing	$1,357,382	$1,392,701
Manufacturing	817,381	1,255,943
Energy	11,337	22,746
Mexico	77,261	38,878
Consolidated	$2,263,361	$2,710,268

	Three months ended March 31,
	2016	2015
Cost of goods sold
Contract manufacturing	$1,151,695	$1,110,813
Manufacturing	663,492	823,731
Energy	26,029	60,701
Mexico	88,654	177,090
Consolidated	$1,929,870	$2,172,335

	Three months ended March 31,
	2016	2015
Gross profit
Contract manufacturing	$205,687	$281,888
Manufacturing	153,889	432,212
Energy	(14,692)	(37,955)
Mexico	(11,393)	(138,212)
Consolidated	$333,491	$537,933

	Three months ended March 31,
	2016	2015
(Loss) before income taxes
Contract manufacturing	$(156,615)	$(97,572)
Manufacturing	(66,612)	206,994
Energy	(973,959)	(1,048,361)
Mexico	(187,349)	(324,555)
Corporate	7,522	(224,515)
Consolidated	$(1,377,013)	$(1,488,009)

	Three months ended March 31,
	2016	2015
Net income(loss)
Contract manufacturing	$(156,615)	$(97,572)
Manufacturing	(66,612)	206,994
Energy	(973,959)	(1,048,361)
Mexico	(187,349)	(324,555)
Corporate	22	(224,515)
Consolidated	$(1,384,513)	$(1,488,009)

Total assets of each of the Company’s segments are as follows:

	March 31, 2016	December 31, 2015
Total assets
Contract manufacturing	$2,713,406	$2,678,575
Manufacturing	1,650,897	1,841,610
Energy	2,997,404	4,075,476
Mexico	870,988	874,378
Corporate	59,173	38,832
Consolidated	$8,291,868	$9,508,871

	Three months ended March 31,
	2016	2015
Depreciation and amortization
Contract manufacturing	$6,919	$25,263
Manufacturing	33,637	34,649
Energy	11,319	13,758
Mexico	38,202	55,224
Consolidated	$90,077	$128,894

	Three months ended March 31,
	2016	2015
Acquisition of intangible assets
Energy	2,988	-
Mexico	-	-
Consolidated	$2,988	$-

	Three months ended March 31,
	2016	2015
Acquisition of property and equipment
Manufacturing	$-	$61,000
Energy	-	-
Mexico	-	38,026
Consolidated	$-	$99,026

A description of our geographic segments as of March 31, 2016 and 2015 as follows.

	Three months ended March 31,
	2016	2015
Revenue
US	$2,186,100	$2,671,390
Mexico	77,261	38,878
Consolidated	$2,263,361	$2,710,268

	Three months ended March 31,
	2016	2015
(Loss) before income taxes
US	$(1,189,664)	$(1,163,454)
Mexico	(187,349)	(324,555)
Consolidated	$(1,377,013)	$(1,488,009)

Note 12: Non-Controlling Interest

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

Per ASC 810-10-45-22, Powin Corporation’s ownership interest in Powin Energy has changed as Powin Corporation sold 2,143 shares (approximately 17.65% of outstanding shares after the sales of 2,143 shares) of Powin Energy’s common shares to Suntech. After this transaction, Powin Corporation's ownership interest in Powin Energy is 82.35%. Since, Powin Corporation retained its controlling financial interest in Powin Energy after the shares issuance for cash to Suntech; the sale of the subsidiary shares was accounted for as an equity transaction in accordance with ASC 810-10-45-23. Specifically, the proceeds received from the sale $12,500,000 offset by professional expenses of $750,000 are reflected as an increase to additional paid in capital and the net asset value associated with this sold interest $1,552,272 was reclassified from additional paid in capital to no controlling interests.

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

On January 2016, the company paid $15,747 and bought the 15% interest in the company’s Mexico subsidiary. The Company now owns 100% of the Mexico subsidiary. As of the purchase date, the non-controlling interest of Mexico amounted to $802,577. The difference of purchase price and balance of non-controlling interest is booked as additional paid in capital.

Note 13: Subsequent events
None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements

This information should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 4, 2016, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

As described in this Form 10Q		As described in 2015 Form 10K		As described in previously filings

Legal entity name	Business segment name	Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Corporation	Holding company	Powin Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing
Q Pacific Manufacturing Corporation	Manufacturing	Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy	Powin Energy Corporation	Energy

Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing(a)

(a)
Effective January 1, 2014, the business segments formerly known as Warehousing and CPP were combined into a legal entity that was renamed Powin Product and Service Corporation. Effective January 1, 2015, the Powin Product and Service Corporation was merged into Contract Manufacturing.

Results of Operations

The following table presents the Company’s revenues by business segment, for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016(Unaudited)	2015(Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$1,357,382	$1,392,701	(35,319)	(2.5)%
Manufacturing	817,381	1,255,943	(438,562)	(34.9)%
Energy	11,337	22,746	(11,409)	(50.2)%
Mexico	77,261	38,878	38,383	98.7%
Consolidated	$2,263,361	$2,710,268	(446,907)	(16.5)%

Consolidated net sales for the three months ended March 31, 2016, decreased approximately $447,000 or 16.5% from the same period of 2015. The decrease was substantially in the contract manufacturing segment, which experienced a revenue decrease of approximately $35,000 or 2.5%, in the manufacturing segment, which experienced a revenue decrease of approximately $439,000 or 34.9% compared to the same period of 2015and in the energy segment, which experienced a revenue decrease of approximately $11,000 or 50.2% compared to the same period of 2015.

Manufacturing sales decreased approximately $439,000 or 35% primarily due to reduced demand from Daimler Trucks North America.

The Energy sales decreased approximately $11,000 or 50% primarily due to a pause in sales of our electrical vehicle charge stations. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2016.

Mexico sales increased approximately $38,000 or 99% as Powin Mexico begins ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially increase its operating income in 2016.

Consolidated operating expenses for the three months ended March 31, 2016, decreased approximately $231,000 or 11.8%, from $1.95 million in the same period of 2015 to $1.72 million.

For the three months ended March 31, 2016, the Company had net loss of approximately $1.2 million or $0.07 per share, compared to net loss of approximately $1.4 million or $0.09 per share for the same period of 2015.

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

Liquidity and Capital Resources

Cash used in operating activities were approximately $1,889,480 for the three months ended March 31, 2016, compared to $1,048,391 provided from operating activities for the same period in 2015. The increase of cash used in operating activities is mainly due to more increase in accounts receivable, more increase in prepaid expenses and deposits, less increased accrued payroll and other liabilities, less increase of accounts payable, offset by less purchase of inventories.

Cash used in investing activities was $18,735 and $99,026 during the three months ended March 31, 2016 and 2015, respectively, as the Company acquired less properties and equipment during the three months ended March 31, 2016.

Cash provided by financing activities were approximately $104,230 for the three months ended March 31, 2016, compared to $297,622 provided by financing activities for the same period in 2015. The decrease of cash provided from financing activities is due to less proceeds from payables to related parties.

The Company issued Preferred Stock in August 2015 to settle the following notes payable:

Lender	Borrower	Amount	Number of Shares of Preferred Stock
3U Trading Co., Limited	Powin Corporation	$2,451,195	4,377,133
3U Trading Co., Limited	Powin Industries S.A. DE C.V.	$211,474	377,631
Joseph Lu	Powin Corporation	$3,333,091	5,951,947
Danny Lu	Powin Corporation	$560,565	1,001,009
Peter Lu	Powin Corporation	$560,565	1,001,009
Lu Pacific Properties, LLC	Powin Corporation	$513,574	917,097
Total		$7,630,464	13,625,826

During the three months ended March 31, 2016, the Company borrowed $115,000 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

March 1, 2016	Joseph Lu	January 31, 2017	6%	$115,000

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

On January 2016, the Company paid $15,747 and bought the 15% interest in the company’s Mexico subsidiary. The Company now owns 100% of the Mexico subsidiary. As of the purchase date, the non-controlling interest of Mexico amounted to $625,750. The difference of purchase price and balance of non-controlling interest is booked as additional paid in capital.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In three months ended March 31, 2016, we issued a total of0 shares of Common Stock to our directors for their services on the Board of Director. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ( “1933 Act”) , provided by Section 4(a)(2) of the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the three-month period ended March 31, 2016.

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

Dated: May 16, 2016

By:/s/ Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)