Form 10-Q
period 2016-06-30
POWIN CORP
filed 2016-08-15
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August15, 2016, there were 16,261,839 shares of Common Stock, $0.001 par value, outstanding.

POWIN CORPORATION

Index

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited)	3
	Condensed Consolidated Statements of Operations for the Three and Six months ended June 30,2016 and 2015 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six months ended June 30, 2016 and 2015 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six months ended June 30,2016 and 2015 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	Note Regarding Forward Looking Statements	29
	Overview
	Critical Accounting Policies	34
	Results of Operations	30
	Liquidity and Capital Resources	32
	Off-Balance Sheet Arrangements	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4.	Controls and Procedures.	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities.	35

Item 4.	Mine Safety Disclosures.	35

Item 5.	Other Information.	35

Item 6.	Exhibits.	35

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets
Cash	$595,694	$3,561,153
Accounts receivable, net	1,825,517	1,851,096
Notes and other receivables, net	150,032	132,454
Inventories, net	2,239,311	2,153,316
Prepaid expenses and deposits	611,624	391,291
Total current assets	5,422,178	8,089,310

Property and equipment, net	1,124,688	1,233,716
Intangible assets, net	184,523	185,845
Total assets	$6,731,389	$9,508,871

Liabilities and shareholders' deficit
Current Liabilities
Accounts payable	$1,099,653	$1,545,137
Accrued payroll and other accrued liabilities	729,480	620,697
Notes payable - current portion of long-term debt and accrued interest	-	19,271
Payable to related parties - current	268,512	-
Total current liabilities	2,097,645	2,185,105
Total liabilities	2,097,645	2,185,105
Stockholders' deficit
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 20, 10,855 and 10,237 shares issued and outstanding, respectively	1,085,500	1,023,700
2015 August stock: $0.56 par value, Conversion rate 1 to 1, 13,625,826 and 13,625,826 shares issued and outstanding, respectively	7,630,464	7,630,464
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 16,261,839 and 16,243,839 shares issued and outstanding, respectively	16,262	16,256
Additional paid-in capital	23,094,943	23,909,992
Accumulated other comprehensive loss	(58,745)	(56,176)
Accumulated deficit	(24,447,776)	(22,060,870)
Total Powin Corporation stockholders' deficit	7,320,648	10,463,366

Non-controlling interest	(2,686,904)	(3,139,600)
Total liabilities and shareholders' deficit	$6,731,389	$9,508,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Net sales
Net sales to unrelated parties	$2,623,984	$3,053,391	$4,827,225	$5,736,968
Net sales to related parties	22,607	91,307	82,727	117,998
Total net sales	2,646,591	3,144,698	4,909,952	5,854,966
Cost of sales	2,314,767	2,808,464	4,244,637	4,980,799
Gross profit	331,824	336,234	665,315	874,167

Operating Expenses
Payroll expenses	584,074	280,327	1,187,663	1,005,040
Professional expenses	543,398	544,950	1,089,917	954,089
Rent expenses	152,110	188,702	340,831	377,423
General and administrative expenses	407,284	623,094	788,357	1,251,087
Total operating expenses	1,686,866	1,637,073	3,406,768	3,587,639
Loss from operations	(1,355,042)	(1,300,839)	(2,741,453)	(2,713,472)

Other income (expense)
Other income	3,899	8,433	13,428	41,680
Interest expense	(3,553)	(111,870)	(3,684)	(220,348)
Loss on sales of assets	2,423	-	2,423	-
Other income (expense)	-	125,912	-	125,767
Other expenses	2,769	22,475	12,167	(52,901)
Loss before income taxes	(1,352,273)	(1,278,364)	(2,729,286)	(2,766,373)
Provision for income taxes	-	-	7,500	-
Net loss	(1,352,273)	(1,278,364)	(2,736,786)	(2,766,373)
Net loss attributable to non-controlling interest	(177,995)	(462,828)	(349,880)	(511,511)
Net loss attributable to Powin Corporation	(1,174,278)	(815,536)	$(2,386,906)	$(2,254,862)

Loss per share:
Basic	$(0.08)	$(0.05)	$(0.15)	$(0.14)
Diluted	$(0.08)	$(0.05)	$(0.15)	$(0.14)

Weighted average shares outstanding:
Basic and Diluted	16,258,641	16,246,839	16,257,240	16,245,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Net loss	$(1,352,273)	$(1,278,364)	$(2,736,786)	$(2,766,373)
Other comprehensive loss
Foreign currency translation adjustment	10,424	(27,319)	7,344	(22,273)
Comprehensive loss	(1,341,849)	(1,305,683)	(2,729,442)	(2,788,646)

Comprehensive loss attributable to non-controlling interest	(177,995)	(462,828)	(349,880)	(511,511)
Comprehensive loss attributable to Powin Corporation	$(1,163,854)	$(842,855)	$(2,379,562)	$(2,277,135)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(2,736,786)	$(2,766,373)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	179,746	250,917
Reserve for slow moving and obsolete inventory	-	(100,180)
Share based compensation	65,081	86,675
Provision for doubtful accounts receivable	-	(9,362)
Provision for doubtful other receivable	3,279	7,802
Changes in operating assets and liabilities
Accounts receivable	25,579	480,212
Notes and other receivables	(20,857)	24,044
Inventories	(85,995)	(324,814)
Prepaid expenses and deposits	(220,333)	41,547
Accounts payable	(445,485)	(610,718)
Accrued payroll and other liabilities	108,783	(296,258)
Net cash used in operating activities	(3,126,988)	(3,216,508)

INVESTING ACTIVITIES
Acquisition of intangible assets	(10,896)	-
Cash paid to acquire non controlling interest	(15,747)	-
Purchase of equipment and leasehold improvements	(58,500)	(119,876)
Total cash used in investing activities	(85,143)	(119,876)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	-	73,491
Repayments to notes payables and debt	(19,271)	(136,395)
Proceeds from stock issuance	-	8,930,000
Proceeds from payable to related parties	268,512	346,137
Payments to payable to related parties	-	(433,013)
Net cash provided by financing activities	249,241	8,780,220
Impact of foreign exchange on cash	(2,569)	(22,273)
Net (decrease) increase in cash	(2,965,459)	5,421,563

Cash at beginning of period	3,561,153	757,074

Cash at end of period	$595,694	$6,178,637

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$171	$549,344

Income taxes paid	$7,500	$-

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

Throughout its life-cycle, the Company has expanded into additional lines of business, all based on the values of delivering customers a high quality product and value-added service. For the periods presented the Company have the following subsidiaries:

As described in this Form 10Q and 2015 Form 10K		As described in previously filings

Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing
Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy

Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2016, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities Exchange Commission.

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

The reporting currency of the Company is the U.S. dollars. The Company’s Mexico subsidiary Powin Industries S.A. de C.V uses Mexican Peso as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the six months ended June 30, 2016 and 2015 were $7,344 and $(22,273), respectively. Translation adjustments for the three months ended June 30, 2016 and 2015 were $10,424 and $(27,319), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash as of June 30, 2016 and December 31, 2015 were $(58,745) and $(56,176), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 18.56 PESO and 17.34 PESO to $1.00 at June 30, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2016 and 2015 were 18.56 PESO and 15.66 PESO to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the six months ended June 30, 2016 and 2015, the amount charged to advertising expense was $18,299 and $68,215, respectively. For the three months ended June 30, 2016 and 2015, the amount charged to advertising expense was $11,384 and $47,912, respectively.

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

Cash

The Company considers all highly liquid investments with maturity of six months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2016 and December 31, 2015, the Company’s bank balances exceeded insurances balances by $0 and $2,634,252, respectively. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus, accounts receivable do not bear interest. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Bad debt expense for the six months ended June 30, 2016 and 2015 was $0 and $9,362, respectively.

Inventories, net

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the six months ended June 30, 2016 and 2015, the Company recorded an inventory obsolescence recovery of $0 and provision for inventory obsolescence of $100,180, respectively, which is included in cost of sales. The components of inventories were as follows:

	June 30, 2016 (unaudited)	December 31, 2015
Raw materials	$889,031	$561,246
Work in progress	242,321	196,668
Finished goods	1,881,127	2,168,570
Reserve for slow moving and obsolete inventory	(773,168)	(773,168)
Inventories, net	$2,239,311	$2,153,316

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the six months ended June 30, 2016 and 2015.

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

Non-controlling interests

As of June 30, 2016, Non-controlling interests on the consolidated financial statements represented the minority stockholders’ proportionate share of the net income/losses of Powin Energy, an 82.35% owned subsidiary from April 2, 2015.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at June 30, 2016 and December 31, 2015, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

A description of our operating segments as of June 30, 2016 and December 31, 2015, follows.

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

Note 2: Going concern

The Company sustained net loss attributable to Powin Corporation of $2,736,786 and $2,766,373 during the six months ended June 30, 2016 and 2015. The Company has accumulated deficit of$24,447,776 as of June 30, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

Note 3: Notes and other receivables

Notes and other receivables consist of the following:

	June 30,2016 (unaudited)	December 31,2015
VAT receivable, Mexico	$457,339	$454,424
Notes receivable from third parties	132,199	125,618
Other	17,833	6,836
Reserve for uncollectible VAT receivable	(457,339)	(454,424)
Notes and other receivables, net	$150,032	$132,454

The Company has fully reserved for its Mexico VAT tax receivable as there is no expectation of collection.

On August 5, 2013, the Company lent $120,000 to Electro. On January 31, 2014 and March 19, 2014 together, Electro paid back $10,000. The principal balances as of June 30, 2016and December 31, 2015 were both $110,000. The note was originally due November 30, 2013, which was extended to due on August 31, 2015. Powin Corporation is currently negotiating for a payment plan. The note has no collateral and has accrued interest at 12% per annum. Interest income from this note receivable amounted to$6,582 and $6,546 the six months ended June 30, 2016 and 2015, respectively. Interest income from this note receivable amounted to$3,291 and $3,291 the three months ended June 30, 2016 and 2015, respectively. The outstanding note receivable includes accrued interest were $132,199 June 30, 2016.

Note 4: Property and equipment, net

The components of property and equipment were as follows:

	June 30, 2016 (unaudited)	December 31, 2015
Equipment	$2,918,999	$2,918,999
Leasehold improvements	394,352	394,352
Computers	375,211	316,711
Vehicles	70,714	70,714
Furniture and fixtures	83,560	83,560
	3,842,836	3,784,336
Accumulation depreciation	(2,718,148)	(2,550,620)
Property and equipment - net	$1,124,688	$1,233,716

For the six months ended June 30, 2016 and 2015, depreciation of property and equipment amounted $167,528 and $233,444, respectively. For the three months ended June 30, 2016 and 2015, depreciation of property and equipment amounted $82,716 and $113,618, respectively.

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

The components of basic and diluted loss per share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)

Net loss attributable to Powin Corporation(A)	(1,174,278)	(815,536)	(2,386,906)	(2,254,862)
Less preferred share dividends	(61,800)	(55,000)	(61,800)	(55,000)
Net loss available to Powin Corporation (B)	(1,236,078)	(870,536)	(2,448,706)	(2,309,862)

Weighted average outstanding shares of common stock (C)	16,258,641	16,246,839	16,257,240	16,245,347
Dilutive effect of securities	-	-	-	-
Common stock and common stock equivalents (D)	16,258,641	16,246,839	16,257,240	16,245,347

Loss per share
Basic (B/D)	$(0.08)	$(0.05)	$(0.15)	$(0.14)
Diluted (B/D)	$(0.08)	$(0.05)	$(0.15)	$(0.14)

The Company has 10,855 and 10,237 shares of outstanding Series A preferred stock as of June 30, 2016 and December 31, 2015, respectively. These Series A share has par value of $100 and is convertible at 1 to 20 rate. The Company has 13,625,826 and 13,625,826 shares of outstanding August 2015 preferred stock as of June 30, 2016 and December 31, 2015, respectively. These August 2015 share has par value of $0.56 and is convertible at 1 to 1 rate.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for 1,170,000 shares of common stock.  There were no stock options granted in 2012. On August 6, 2013, the Company granted another 1,640,000 stock options under the same plan to all employees. The Company has 1,400,000 and 1,580,000 shares of outstanding stock options as of June 30, 2016 and December 31, 2015, respectively.

On April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of June 30, 2016 and December 31, 2015, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (unaudited)	December 31, 2015
Series A preferred stock	217,100	204,740
Warrants	100,000	100,000
Stock options	140,000	158,000
August 2015 preferred stock	13,625,826	13,625,826
	14,082,926	14,088,566

For the six months ended June 30, 2016 and 2015, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 6: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	June 30, 2016 (unaudited)		December 31, 2015

	Current	Non Current	Current	Non Current
Equipment loan starting December 18, 2012, due January 1, 2017, with 3.05% interest rate, with no collateral	$-	$-	$19,271	$-
Total long-term debt, including current portion And accrued interest	$-	$-	$19,271	-

Interest expenses related to notes payables and long-term debt amounted to $171 and $74,359 for the six months ended June 30, 2016 and 2015, respectively. Interest expenses related to notes payables and long-term debt amounted to $40 and $37,344 for the three months ended June 30, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company issued its preferred stock designed as “August 2015 Preferred Stock”, in satisfaction of certain notes payable (Note 8).There are no gain or loss related to the issuance of the preferred stock.

Note 7: Commitments

Operating Leases

The Company leases a facility from Lu Pacific Properties, LLC(“Lu Pacific)(formerly, Powin Pacific Properties, LLC, a company owned by Joseph Lu, the Company’s largest shareholder, Chairman of the Board and CEO, which serves as the Company’s corporate headquarters as well as the base of all operations, except Q Pacific Manufacturing and Powin Mexico. This lease is through June 30, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Effective January 1, 2016, the Company entered into a lease amendment. The Company’s subsidiary, Powin Energy leased 35,048 square feet of the building. The new lease term is through June 30, 2021 and all property taxes, utilities and facility maintenance were charge at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $18,303.

Effective January 1, 2016, the Company’s affiliate, Q Pacific Contract Manufacturing, entered into a lease agreement. The Company leased 9,500 square feet of the building. The lease term is through June 30, 2021.This lease required the Company to pay for all property taxes, utilities and facility maintenance (“fees”). The monthly rental expense and fees is $5,518.

The Company leased a facility to Q Pacific Manufacturing, which is owned by Lu Pacific Properties, LLC, which lease expired on October 31, 2014 and which was extended to October 31, 2019.  This lease required the Company to pay for all property taxes, utilities and facility maintenance. The monthly rental expense is $15,594.

The Powin Mexico leases a manufacturing facility owned by Lu Pacific Properties, LLC in Saltillo Coahuila Mexico. This lease is through May 31, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly rental expense is $12,133.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending June 30,
2017	$681,662
2018	681,662
2019	681,662
2020	556,910
2021	482,401
Thereafter	-
Total	$3,084,297

For the six months ended June 30, 2016 and 2015, total lease expense paid for all operating rents and leases was $340,831 and $377,423, respectively. For the three months ended June 30, 2016 and 2015, total lease expense paid for all operating rents and leases was $170,416 and $188,721, respectively. These leases are also disclosed in Note 10, related party transactions.

Note 8:  Capital stock

The Company has two classes of preferred stock and one class of common stock. The Series A Preferred Stock has a $100 face value per share with a conversion rate of one (1) share of Preferred Stock for twenty (20) shares of Common Stock. The 2015 August Preferred Stock carries a par value of $0.56 per shares and is convertible into Common Stock at the rate of 1for1.

Preferred Stock

The Series A Preferred Stock is convertible at a rate of one (1) preferred share to twenty (20) shares of Powin Corporation common stock. The Series A Preferred Stock calls for dividends of 12%, declared semi-annually, and paid in additional Series A Preferred Stock. In 2014 and 2015, we issued 1,018 and 1,135shares of Series A Preferred Stock as dividends respectively, increasing the Series A Preferred Stock by $101,800 and $113,500 and decreasing additional paid in capital.

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

For the three months ended June 30, 2016 the Company issued 6,000 shares of common stock to the six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.30 per share.

The Company issued its August 2015 Preferred Stock (“Preferred Stock”)  in August 2015 in satisfaction of the notes payable described in the table below. The holders of the Preferred Stock do not have a dividend preference over the Company’s common stock and have the same voting rights as the holders of common stock. The Preferred Stock is convertible into the Company’s common stock at the rate of one (1) share of Preferred Stock for one (1) share of common stock. The holders of the Preferred Stock are entitled to a liquidation preference over the holders of common stock equal to $0.56 per share. The full rights, preferences and privileges of the Preferred Stock are set forth in the Certificate of Designation which was filed in the 8K report on August 6, 2015.

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

In addition, on April 15, 2013, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of June 30, 2016 and December 31, 2015, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Warrants	price	(Years)	Intrinsic Value
Outstanding at December 31, 2015	100,000	$25	2.4	$-

Exercisable at December 31, 2015	100,000	$25	2.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at June 30, 2016	100,000	$25	1.90	$-
Exercisable at June 30, 2016	100,000	$25	1.90	$-

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

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Options	price	(Years)	Intrinsic Value

Outstanding at December 31, 2015	1,580,000	$0.58	5.84	$312,000
Exercisable at December 31, 2015	990,948	$0.68	5.05	$149,931
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(180,000)	0.57	-	-
Outstanding at June 30, 2016	1,400,000	$0.58	5.33	$-

Exercisable at June 30, 2016	1,018,323	$0.67	4.65	$-

Stock option expense included in operating expense for the six months ended June 30, 2016 and 2015 is $63,281 and $86,675, respectively. Stock option expense included in operating expense for the three months ended June 30, 2016 and 2015 is $28,541 and $37,649, respectively. As of June 30, 2016 and December 31, 2015, remaining unvested stock expenses amounted to $130,336 and $225,017, respectively.

Note 10:  Related party transactions

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC, an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $340,831 and $377,423 for the six months ended June 30, 2016 and 2015, respectively. Rent expenses were $170,416 and $188,721 for the three months ended June 30, 2016 and 2015, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Purchase from Related Parties

Mr. Lu’s sons, Danny Lu owns 49% of Yangzhou Finway Energy Tech Co. since May 2016. The Company made purchase from Yangzhou Finway Energy Tech Co. in the amount of $64,390 and $0for the six months ended June 30, 2016 and 2015, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $66,976 and $43,156 at June 30, 2016 and December 31, 2015, respectively.

The Company made purchase from Quailhurst Vineyard Estates, an Oregon company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board, in the amount of $1,155 and $0 for the six months ended June 30, 2016 and 2015, respectively. Amounts due to Quailhurst Vineyard Estates amounted to $1,155 and $0 at June 30, 2016 and December 31, 2015, respectively.

Sales to Related Parties

Mr. Lu’s sons, Danny Lu and Peter Lu, together own 20% of PEI MFG, LLC (“PEI”). The Company made sales to PEI in the amount of $82,727 and $117,998 for the six months ended June 30, 2016 and 2015, respectively. There were no amounts payable to PEI at June 30, 2016 and December 31, 2015, respectively. Amounts due from PEI amounted to $25,036 and $98,303 at June 30, 2016 and December 31, 2015, respectively.

Notes Payable To Related Parties

The total carrying value of payable to related parties, including current and long-term portions, was as follows:

	June 30, 2016 (unaudited)		December 31, 2015

	Current	Non Current	Current	Non Current
Loan from Mr. Lu, starting March 1, 2016, due January31, 2017, with 6% annual interest rate, with no collateral	$115,000	$-	$-	$-

Loan from Lu Pacific Properties, LLC, starting May 18, 2016, due May 31, 2017, with 6% interest rate, with no collateral	$50,000	$-	$-	$-

Loan from Lu Pacific Properties, LLC, starting May 18, 2016, due May 31, 2017, with 6% interest rate, with no collateral	100,000	-	-	-
Accrued interest	3,512	-	-	-
Total payable related parties, including current portion and accrued interest	$268,512	$-	$-	$-

Interest expenses related to payable to related parties amounted to $3,512 and $146,137 for the six months ended June 30, 2016 and 2015, respectively. Interest expenses related to payable to related parties amounted to $3,512 and $74,629 for the three months ended June 30, 2016 and 2015, respectively.

Proceeds from and no payment to related parties amounted to for the six months ended June 30, 2016.

On March 1, 2016, the Company issued a promissory note in the amount of $115,000 to Mr. Lu. The note is due January 31, 2017, is with no collateral, and accrues interest at 6% per annum.

On May 18, 2016, the Company issued an unsecured promissory note in the amount of $50,000 to Lu Pacific Properties, LLC. The note is due May 31, 2017 and accrues interest at 6% per annum.

On May 18, 2016, the Company issued an unsecured promissory note in the amount of $100,000 to Lu Pacific Properties, LLC. The note is due May 31, 2017, and accrues interest at 6% per annum.

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

A description of our operating segments as of June 30, 2016 and December 31, 2015, follows.

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

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Revenue
Contract manufacturing	$3,167,445	$2,990,964
Manufacturing	1,579,052	2,609,963
Energy	24,344	86,658
Mexico	139,111	167,381
Consolidated	$4,909,952	$5,854,966

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Revenue
Contract manufacturing	$1,810,063	$1,598,263
Manufacturing	761,671	1,354,020
Energy	13,007	63,912
Mexico	61,850	128,503
Consolidated	$2,646,591	$3,144,698

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Cost of goods sold
Contract manufacturing	$2,711,555	$2,500,936
Manufacturing	1,291,077	1,942,229
Energy	43,772	151,957
Mexico	198,233	385,677
Consolidated	$4,244,637	$4,980,799

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Cost of goods sold
Contract manufacturing	$1,559,860	$1,390,123
Manufacturing	627,585	1,118,498
Energy	17,743	91,256
Mexico	109,579	208,587
Consolidated	$2,314,767	$2,808,464

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Gross profit
Contract manufacturing	$455,890	$490,028
Manufacturing	287,975	667,734
Energy	(19,428)	(65,299)
Mexico	(59,122)	(218,296)
Consolidated	$665,315	$874,167

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Gross profit
Contract manufacturing	$250,203	$208,140
Manufacturing	134,086	235,522
Energy	(4,736)	(27,344)
Mexico	(47,729)	(80,084)
Consolidated	$331,824	$336,234

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
(Loss) before income taxes
Contract manufacturing	$(205,222)	$(159,839)
Manufacturing	(136,406)	267,099
Energy	(1,982,547)	(2,372,809)
Mexico	(412,610)	(618,381)
Corporate	7,499	117,557)
Consolidated	$(2,729,286)	$(2,766,373)

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
(Loss) before income taxes
Contract manufacturing	$(48,607)	$(62,267)
Manufacturing	(69,794)	60,105
Energy	(1,008,588)	(1,324,448)
Mexico	(225,261)	(293,826)
Corporate	(23)	342,072)
Consolidated	$(1,352,273)	$(1,278,364)

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Net income(loss)
Contract manufacturing	$(205,222)	$(159,839)
Manufacturing	(136,406)	267,099
Energy	(1,982,547)	(2,372,809)
Mexico	(412,610)	(618,381)
Corporate	(1)	117,557)
Consolidated	$(2,736,786)	$(2,766,373)

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Net income(loss)
Contract manufacturing	$(48,607)	$(62,267)
Manufacturing	(69,794)	60,105
Energy	(1,008,588)	(1,324,448)
Mexico	(225,261)	(293,826)
Corporate	(23)	342,072)
Consolidated	$(1,352,273)	$(1,278,364)

Total assets of each of the Company’s segments are as follows:

	June 30, 2016 (unaudited)	December 31, 2015
Total assets
Contract manufacturing	$2,431,890	$2,678,575
Manufacturing	1,276,780	1,841,610
Energy	2,194,693	4,075,476
Mexico	812,852	874,378
Corporate	15,174	38,832
Consolidated	$6,731,389	$9,508,871

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Depreciation and amortization
Contract manufacturing	$10,799	$44,240
Manufacturing	66,612	68,260
Energy	26,278	27,518
Mexico	76,057	110,899
Consolidated	$179,746	$250,917

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Depreciation and amortization
Contract manufacturing	$3,880	$18,977
Manufacturing	32,975	33,611
Energy	14,959	13,760
Mexico	37,855	55,675
Consolidated	$89,669	$122,023

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Acquisition of intangible assets
Energy	10,896	-
Consolidated	$10,896	$-

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Acquisition of intangible assets
Energy	7,908	-
Mexico	-	-
Consolidated	$7,908	$-

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Acquisition of property and equipment
Manufacturing	$-	$81,850
Energy	58,500	-
Mexico	-	38,026
Consolidated	$58,500	$119,876

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Acquisition of property and equipment
Manufacturing	$-	$20,850
Energy	58,500	-
Mexico	-	-
Consolidated	$58,500	$20,850

A description of our geographic segments as of June 30, 2016 and 2015 as follows.

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Revenue
US	$4,770,841	$5,687,585
Mexico	139,111	167,381
Consolidated	$4,909,952	$5,854,966

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
Revenue
US	$2,584,741	$3,016,195
Mexico	61,850	128,503
Consolidated	$2,646,591	$3,144,698

	Six months ended June 30,
	2016 (unaudited)	2015 (unaudited)
(Loss) before income taxes
US	$(2,316,676)	$(2,147,992)
Mexico	(412,610)	(618,381)
Consolidated	$(2,729,286)	$(2,766,373)

	Three months ended June 30,
	2016 (unaudited)	2015 (unaudited)
(Loss) before income taxes
US	$(1,127,012)	$(984,538)
Mexico	(225,261)	(293,826)
Consolidated	$(1,352,273)	$(1,278,364)

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

Note 13: Subsequent events

On July 5, 2016, the Company’s subsidiary, Powin Energy Corporation issued an unsecured promissory note in the amount of $1,484,118.06 to 3U (HK) Trading Co. Limited. The note is due on or before July 4, 2017, is and accrues interest at 6% per annum.

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

As described in this Form 10Q and 2015 Form 10K		As described in previously filings

Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing
Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy

Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing(a)

(a)	Effective January 1, 2014, the business segments formerly known as Warehousing and CPP were combined into a legal entity that was renamed Powin Product and Service Corporation. Effective January 1, 2015, the Powin Product and Service Corporation was merged into Contract Manufacturing.

Results of Operations

The following table presents the Company’s revenues by business segment, for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016(Unaudited)	2015(Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$1,810,063	$1,598,263	211,800	13.3%
Manufacturing	761,671	1,354,020	(532,349)	(43.7)%
Energy	13,007	63,912	(50,905)	(79.6)%
Mexico	61,850	128,503	(66,653)	(51.9)%
Consolidated	$2,646,591	$3,144,698	(498,107)	(15.8)%

Consolidated net sales for the three months ended June 30, 2016, decreased approximately $498,000 or 15.8% from the same period of 2015. The decrease was substantially in the contract manufacturing segment, which experienced a revenue increase of approximately $212,000 or 13.3%, in the manufacturing segment, which experienced a revenue decrease of approximately $532,000 or 43.7% compared to the same period of 2015and in the energy segment, which experienced a revenue decrease of approximately $51,000 or 79.6% compared to the same period of 2015.

Manufacturing sales decreased approximately $532,000 or 44% primarily due to reduced demand from Daimler Trucks North America.

The Powin Energy sales decreased approximately $51,000 or 80% primarily due to a pause in sales of our electrical vehicle charge stations. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2016.

Mexico sales decreased approximately $67,000 or 52% as Powin Mexico begins ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially increase its operating income in 2016.

Consolidated operating expenses for the three months ended June 30, 2016, increased approximately $50,000 or 3.0%, from $1.64 million in the same period of 2015 to $1.69 million.

For the three months ended June 30, 2016, the Company had net loss of approximately $1.4 million or $0.07 per share, compared to net loss of approximately $1.3 million or $0.05 per share for the same period of 2015.

The following table presents the Company’s revenues by business segment, for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016(Unaudited)	2015(Unaudited)	$ Change	% Change
Revenue
Contract manufacturing	$3,167,445	$2,990,964	176,481	5.9%
Manufacturing	1,579,052	2,609,963	(1,030,911)	(39.5)%
Energy	24,344	86,658	(62,314)	(71.9)%
Mexico	139,111	167,381	(28,270)	(16.9)%
Consolidated	$4,909,952	$5,854,966	(945,014)	(16.1)%

Consolidated net sales for the six months ended June 30, 2016, decreased approximately $945,000 or 16.1% from the same period of 2015. The decrease was substantially in the contract manufacturing segment, which experienced a revenue increase of approximately $176,000 or 5.9%, in the manufacturing segment, which experienced a revenue decrease of approximately $1,030,000 or 39.5% compared to the same period of 2015and in the energy segment, which experienced a revenue decrease of approximately $62,000 or71.9% compared to the same period of 2015.

Manufacturing sales decreased approximately $1,030,000 or 39% primarily due to reduced demand from Daimler Trucks North America.

The Energy sales decreased approximately $62,000 or 72% primarily due to a pause in sales of our electrical vehicle charge stations. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2016.

Mexico sales decreased approximately $28,000 or 17% as Powin Mexico begins ramping its contracted manufacturing business for local customers. We expect Powin Mexico continue to sign up more local customers and substantially increase its operating income in 2016.

Consolidated operating expenses for the six months ended June 30, 2016, decreased approximately $181,000 or 5.0%, from $3.59 million in the same period of 2015 to $3.41 million.

For the six months ended June 30, 2016, the Company had net loss of approximately $2.74 million or $0.15 per share, compared to net loss of approximately $2.77 million or $0.14 per share for the same period of 2015.

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

Liquidity and Capital Resources

Cash used in operating activities were approximately $3,126,988 for the six months ended June 30, 2016, compared to $3,216,508 provided from operating activities for the same period in 2015. The decrease of cash used in operating activities is mainly due to more increase in accounts receivable, more increase in prepaid expenses and deposits, less increased accrued payroll and other liabilities, less increase of accounts payable, offset by less purchase of inventories.

Cash used in investing activities was $85,137 and $119,876 during the six months ended June 30, 2016 and 2015, respectively, as the Company acquired less properties and equipment during the six months ended June 30, 2016.

Cash provided by financing activities were approximately $249,241 for the six months ended June 30, 2016, compared to $8,780,220 provided by financing activities for the same period in 2015. The decrease of cash provided from financing activities is due to net proceeds received from stock issuance for Energy.

The Company issued Preferred Stock in August 2015 to settle the following notes payable:

Lender	Borrower	Amount	Number of Shares of Preferred Stock
3U Trading Co., Limited	Powin Corporation	$2,451,195	4,377,133
3U Trading Co., Limited	Powin Industries S.A. DE C.V.	$211,474	377,631
Joseph Lu	Powin Corporation	$3,333,091	5,951,947
Danny Lu	Powin Corporation	$560,565	1,001,009
Peter Lu	Powin Corporation	$560,565	1,001,009
Lu Pacific Properties, LLC	Powin Corporation	$513,574	917,097
Total		$7,630,464	13,625,826

During the six months ended June 30, 2016, the Company borrowed $265,000 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

March 1, 2016	Joseph Lu	January 31, 2017	6%	$115,000
May 18, 2016	Lu Pacific Properties, LLC	May 31, 2017	6%	$50,000
May 18, 2016	Lu Pacific Properties, LLC	May 31, 2017	6%	$100,000

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In six months ended June 30, 2016, we issued a total of 6,000 shares of Common Stock to our directors for their services on the Board of Director. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ( “1933 Act”) , provided by Section 4(a)(2) of the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the six-month period ended June 30, 2016.

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

Dated: August15, 2016

By:/s/ Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)