Form 10-Q/A
period 2016-06-30
POWIN CORP
filed 2016-08-24
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

THIS AMENDED REPORT CORRECTS CERTAIN DISCLOSURES IN NOTES 5 AND 9 TO THE UNAUDITED FINANCIAL STATEMENTS CONCERNING OUTSTANDING STOCK OPTIONS TO  ACCOUNT FOR THE COMPANY’S 10-FOR-1 REVERSE STOCK SPLIT IN  OCTOBER 2013

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

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for 117,000 shares of common stock.  There were no stock options granted in 2012. On August 6, 2013, the Company granted another 164,000 stock options under the same plan to all employees. The Company has 140,000 and 158,000 shares of outstanding stock options as of June 30, 2016 and December 31, 2015, respectively.

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

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Options	price	(Years)	Intrinsic Value

Outstanding at December 31, 2015	158,000	$5.80	5.84	$312,000
Exercisable at December 31, 2015	99,095	$6.80	5.05	$149,931
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(18,000)	5.73	-	-
Outstanding at June 30, 2016	140,000	$5.80	5.33	$-

Exercisable at June 30, 2016	101,832	$6.69	4.65	$-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 23, 2016

By:/s/ Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)