Form 10-Q
period 2016-09-30
POWIN ENERGY CORP
filed 2016-11-16
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-54015

POWIN ENERGYCORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	87-0455378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

20550 SW 115th Ave
Tualatin, OR 97062
(Address of principal executive offices)

T: (503) 598-6659
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)       Powin Corporation

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 16, 2016, there were 29,977,626 shares of Common Stock, $0.001 par value, outstanding.

POWIN ENERGY CORPORATION

Index

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 (audited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30,2016 and 2015 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine months ended September 30, 2016 and 2015 (unaudited)
	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30,2016 and 2015 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Note Regarding Forward Looking Statements	23
	Overview
	Critical Accounting Policies	29
	Results of Operations
	Liquidity and Capital Resources	27
	Off-Balance Sheet Arrangements	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4.	Controls and Procedures.	29
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	30
Item 4.	Mine Safety Disclosures.	30
Item 5.	Other Information.	30
Item 6.	Exhibits.	30

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets
Current Assets
Cash	$551,804	$2,866,507
Accounts receivable, net	14,326	22,903
Notes and other receivables, net	-	883
Inventories, net	1,190,868	623,399
Prepaid expenses and deposits	676,332	258,199
Assets held for sale	3,055,639	4,317,419
Total current assets	5,488,969	8,089,310

Property and equipment, net	195,588	159,507
Intangible assets, net	177,168	182,911
Assets held for sale	$850,491	1,077,143
Total assets	$6,712,216	$9,508,871

Liabilities and shareholders' equity
Current Liabilities
Accounts payable	$302,412	$152,861
Accrued payroll and other accrued liabilities	331,163	330,370
Notes payable - current portion of long-term debt and accrued interest	1,505,586	19,271
Liabilities held for sale	1,915,443	1,682,603
Total current liabilities	4,054,604	2,185,105
Total liabilities	4,054,604	2,185,105
Stockholders' Equity
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 20, 10,855 and 10,237 shares issued and outstanding, respectively	1,085,500	1,023,700
2015 August stock: $0.56 par value, Conversion rate 1 to 1, 0 and 13,625,826 shares issued and outstanding, respectively	-	7,630,464
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 29,977,626 and 16,243,839 shares issued and outstanding, respectively	29,978	16,256
Additional paid-in capital	30,751,748	23,909,992
Accumulated other comprehensive loss	(91,871)	(56,176)
Accumulated deficit	(26,256,731)	(22,060,870)
Total Powin Energy Corporation stockholders' equity	5,518,624	10,463,366

Non-controlling interest	(2,861,012)	(3,139,600)
Total liabilities and shareholders' equity	$6,712,216	$9,508,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Net sales	$11,847	$40,979	$33,243	$127,638
Cost of sales	14,726	20,991	55,549	172,948
Gross profit(loss)	(2,879)	19,988	(22,306)	(45,310)

Operating Expenses
Payroll expenses	354,491	322,075	973,416	928,315
Professional expenses	297,074	523,486	1,205,598	1,460,080
Rent expenses	70,681	105,540	212,042	316,620
General and administrative expenses	266,960	323,658	553,597	720,140
Total operating expenses	989,206	1,274,759	2,944,653	3,425,155
Loss from operations	(992,085)	(1,254,771)	(2,966,959)	(3,470,465)

Other income (expense)
Other income	0	0	0	25,059
Interest expense	(21,463)	(18,601)	(21,634)	(233,074)
Other income (expense)	-	0	-	149,855
Other expenses	(21,463)	(18,601)	(21,634)	(58,160)
Loss before income taxes	(1,013,548)	(1,273,372)	(2,988,593)	(3,528,625)
Provision for income taxes	3,849	11,250	11,349	11,250
Net loss from continuing operations	(1,017,397)	(1,284,622)	(2,999,942)	(3,539,875)
Loss from discontinued operations, net of income taxes	(965,666)	(430,795)	(1,719,907)	(941,915)
Net loss before NCI	(1,983,063)	(1,715,417)	(4,719,849)	(4,481,790)
Net loss attributable to non-controlling interest	(174,108)	(277,073)	(523,988)	(788,584)
Net loss attributable to Powin energy corporation	(1,808,955)	(1,438,344)	(4,195,861)	(3,693,206)

Loss per share:
Basic and diluted loss per share
From continuing operations	(0.04)	(0.06)	(0.13)	(0.17)
From discontinued operations	(0.04)	(0.03)	(0.09)	(0.06)
Combined loss per share attributable to Common Shareholders	$(0.08)	$(0.09)	$(0.22)	$(0.23)

Weighted average shares outstanding:
Basic and Diluted	23,853,422	16,249,839	18,807,783	16,246,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss from continuing operations	$(2,999,942)	$(3,539,875)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	42,054	41,280
Reserve for slow moving and obsolete inventory	-	49,198
Share based compensation	41,788	55,009
Provision for doubtful accounts receivable	-	(1,500)
Changes in operating assets and liabilities
Accounts receivable	8,577	10,825
Notes and other receivables	883	(2,174)
Inventories	(567,469)	(201,249)
Prepaid expenses and deposits	(418,133)	113,095
Other receivable	-	(2,483,970)
Accounts payable	149,551	(131,155)
Accrued payroll and other liabilities	793	(168,250)
Net cash used in operating activities – continuing operations	(3,741,899)	(6,258,766)
Net cash (used in) provided by operating activities – discontinued operations	(221,128)	1,248,630
Net cash used in operating activities	(3,963,027)	(5,010,136)

INVESTING ACTIVITIES
Acquisition of intangible assets	(11,365)	-
Cash paid to acquire non-controlling interest	(15,747)	-
Purchase of equipment and leasehold improvements	(61,027)	-
Net cash used in investing activities – continuing operations	(88,139)	-
Net cash provided by(used in) investing activities – discontinued operations	13,273	(119,876)
Net cash used in investing activities	(74,866)	(119,876)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	1,505,586	-
Repayments of notes payables and debt	(19,271)	-
Proceeds from stock issuance	-	8,930,000
Net cash provided by financing activities – continuing operations	1,486,315	8,930,000
Net cash provided by(used in) financing activities – discontinued operations	272,570	(231,572)
Net cash provided by financing activities	1,758,885	8,698,428
Impact of foreign exchange on cash	(35,695)	(25,868)
Net (decrease) increase in cash	(2,314,703)	3,542,548

Cash at beginning of period	2,866,507	344,020

Cash at end of period	$551,804	$3,886,568

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$171	$570,042

Income taxes paid	$11,349	$11,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and History And Summary of Significant Accounting Policies

Description of Business and History

Powin Energy Corporation (“Company”, “we”, “us”) was founded in 1989 in Oregon under its original name of Powin Corporation by Joseph Lu, who developed a strategy of manufacturing a number of diverse products for leading North American retailers, with careful attention to quality and value-added service. As a contract manufacturer, the Company provides manufacturing coordination, design and logistics services for companies to outsource its manufacturing needs. Manufacturing is provided through the Company’s subsidiary, Q Pacific Manufacturing Corporation (“Q Pacific Manufacturing”), with a leased metal fabrication plant in Tualatin, Oregon; its 100% owned subsidiary in Mexico, with a leased metal fabrication plant in Saltillo; or through very strong relationships with factories located in The People’s Republic of China and in Taiwan.

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

Effective October 3, 2016(see Note13 &14), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”)pursuant to which   Company sold to Rolland 99 shares of  the Series A Common Stock and the 167,452 shares of the Series B Common Stock of  Powin Mexico  which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of  Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).The purchase price for the Shares was $999,000. At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the  principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. The Purchase Agreement contains customary warranties and representation.  Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively,  may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. As a consequence of the Purchase Agreement, Powin Mexico ceased being a subsidiary of Powin Corporation.

Effective October 18, 2016(see Note13&14), the Company entered into a Stock Purchase Agreement with Weiping Cai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of   Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.

Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2016, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities Exchange Commission.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Powin Energy Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Foreign currencies

Assets and liabilities recorded in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated to U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

The reporting currency of the Company is the U.S. dollars. The Company’s Mexico subsidiary Powin Industries S.A. de C.V uses Mexican Peso as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the nine months ended September 30, 2016 and 2015 were $(35,695) and $(25,868), respectively. Translation adjustments for the three months ended September 30, 2016 and 2015 were $(33,126) and $(3,595), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash, which was recorded as accumulated other comprehensive loss on the balance sheet, as of September 30, 2016 and December 31, 2015 were $(91,871) and $(56,176), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 19.41PESO and 17.34 PESO to $1.00 at September 30, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the nine months ended September 30, 2016 and 2015 were 19.41PESO and 17.58 PESO to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the nine months ended September 30, 2016 and 2015, the amount charged to advertising expense was $21,280 and $118,255, respectively. For the three months ended September 30, 2016 and 2015, the amount charged to advertising expense was $16,187 and $71,169, respectively.

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

Cash

The Company considers all highly liquid investments with maturity of nine months or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2016 and December 31, 2015, the Company’s bank balances exceeded insurances balances by $181,546 and $2,583,046, respectively. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus, accounts receivable do not bear interest. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Bad debt expense for the nine months ended September 30, 2016 and 2015 was $0 and $1,500, respectively.

Inventories, net

Inventories consist of parts and equipment including electronic parts and components, furniture, rubber products, plastic products and exercise equipment.  Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the nine months ended September 30, 2016 and 2015, the Company recorded an inventory obsolescence recovery of $0 and provision for inventory obsolescence of $49,198, respectively, which is included in cost of sales. The components of inventories were as follows:

	September 30, 2016 (unaudited)	December 31, 2015
Raw materials	$719,943	$303,730
Work in progress	246,700	196,092
Finished goods	721,951	621,303
Reserve for slow moving and obsolete inventory	(497,726)	(497,726)
Inventories, net	$1,190,868	$623,399

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the nine months ended September 30, 2016 and 2015.

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

Non-controlling interests

As of September 30, 2016, non-controlling interests on the consolidated financial statements represented the minority stockholders’ proportionate share of the net income/losses of the Company, an 82.35% owned subsidiary from April 2, 2015.

On August 8, 2014, the Company and its then wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”) for an investment of $12,500,000 from Suntech. On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively. Professional expenses of $750,000 related to the issuances were deducted from the proceeds received. After the shares issuance, the Company owns 82.35% of Powin Energy.

Non-controlling interests on the consolidated financial statements as of December 31, 2015 includes minority interest of Mexico, an 85% owned subsidiary from February 2011 to January 2016. On January 2016, the company spent $15,747 and bought the 15% minority interest in the company’s Mexico subsidiary. As of September 30, 2016, the Company owns 100% of the Mexico subsidiary.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at September 30, 2016 and December 31, 2015, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

A description of our operating segments as of September 30, 2016 and December 31, 2015, follows.

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

Note 2: Going concern

The Company sustained net loss attributable to Powin Corporation of $4,195,861 and $3,693,206 during the nine months ended September 30, 2016 and 2015. The Company has accumulated deficit of $26,256,731 as of September 30, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

In recent months, the Company has taken significant steps toward restoration of operating profits and financial stability. Cost cutting measures, including reductions to staff, have been implemented within the Contract Manufacturing and Manufacturing segments. The Mexican segment is working on getting additional sales volume with several US manufacturers and distributors of commercial safes. As discussed in Notes 13 & 14 the Company is selling all non-Powin Energy related operations to focus exclusively on the Company’s energy segment.

Note 3: Notes and other receivables

Notes and other receivables consist of the following:

	September 30,2016 (unaudited)	December 31,2015
VAT receivable, Mexico	$-	$-
Notes receivable from third parties	-	-
Other	-	883
Reserve for uncollectible VAT receivable	-	-
Notes and other receivables, net	$-	$883

The Company has fully reserved for its Mexico VAT tax receivable as there is no expectation of collection.

Note 4: Property and equipment, net

The components of property and equipment were as follows:

	September 30, 2016 (unaudited)	December 31, 2015
Equipment	$50,385	$50,385
Leasehold improvements	92,131	92,131
Computers	99,365	38,338
Vehicles	32,983	32,983
Furniture and fixtures	-	-
	274,864	213,837
Accumulation depreciation	(79,276)	(54,330)
Property and equipment - net	$195,588	$159,507

For the nine months ended September 30, 2016 and 2015, depreciation of property and equipment amounted $24,946 and $18,061, respectively. For the three months ended September 30, 2016 and 2015, depreciation of property and equipment amounted $9,640 and $6,021, respectively.

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

The components of basic and diluted loss per share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)

Net loss attributable to Powin Corporation(A)	(1,808,955)	(1,438,344)	(4,195,861)	(3,693,206)
Less preferred share dividends	-	-	(61,800)	(55,000)
Net loss available to Powin Corporation (B)	(1,808,955)	(1,438,344)	(4,257,661)	(3,748,206)

Weighted average outstanding shares of common stock (C)	23,853,422	16,249,839	18,807,783	16,246,850
Dilutive effect of securities	-	-	-	-
Common stock and common stock equivalents (D)	23,853,422	16,249,839	18,807,783	16,246,850

Loss per share
Basic (B/D)	$(0.08)	$(0.09)	$(0.22)	$(0.23)
Diluted (B/D)	$(0.08)	$(0.09)	$(0.22)	$(0.23)

The Company has 10,855 and 10,237 shares of outstanding Series A preferred stock as of September 30, 2016 and December 31, 2015, respectively. These Series A share has par value of $100 and is convertible at 1 to 20 rate. The Company has 0 and 13,625,826 shares of outstanding August 2015 preferred stock as of September 30, 2016 and December 31, 2015, respectively. These August 2015 share has par value of $0.56 and is convertible at 1 to 1 rate. In August 2016, 13,625,826 shares of August 2015 preferred stock had converted into common stock.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for 117,000 shares of common stock.  There were no stock options granted in 2012. On August 6, 2013, the Company granted another 164,000 stock options under the same plan to all employees. The Company has 135,000 and 158,000 shares of outstanding stock options as of September 30, 2016 and December 31, 2015, respectively.

On April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of September 30, 2016 and December 31, 2015, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (unaudited)	December 31, 2015
Series A preferred stock	217,100	204,740
Warrants	100,000	100,000
Stock options	135,000	158,000
August 2015 preferred stock	-	13,625,826
	452,100	14,088,566

For the nine months ended September 30, 2016 and 2015, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 6: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	September 30, 2016 (unaudited)		December 31, 2015
	Current	Non Current	Current	Non Current
Equipment loan starting December 18, 2012, due January 1, 2017, with 3.05% interest rate, with no collateral	$-	$-	$19,271	$-
Loan from a third party, starting July 5, 2016, due July 4, 2017, with 6% interest rate, with no collateral	1,484,118	-	-	-
Accrued interest	21,468	-	-	-
Total long-term debt, including current portion and accrued interest	$1,505,586	$-	$19,271	$-

Interest expenses related to notes payables and long-term debt amounted to $21,634 and $233,074for the nine months ended September 30, 2016 and 2015, respectively. Interest expenses related to notes payables and long-term debt amounted to $21,463 and $18,601 for the three months ended September 30, 2016 and 2015, respectively.

On July 5, 2016, the Company’s subsidiary, Powin Energy Corporation issued an unsecured promissory note in the amount of $1,484,118 to 3U (HK) Trading Co. Limited. The note is due on or before July 4, 2017 and accrues interest at 6% per annum.

During the year ended December 31, 2015, the Company issued its preferred stock designed as “August 2015 Preferred Stock”, in satisfaction of certain notes payable (Note 8).There was no gain or loss related to the issuance of the preferred stock.

Note 7: Commitments

Operating Leases

The Company leases a facility from Lu Pacific Properties, LLC(“Lu Pacific)(formerly, Powin Pacific Properties, LLC, a company owned by Joseph Lu, the Company’s largest shareholder, Chairman of the Board and CEO, which serves as the Company’s corporate headquarters as well as the base of all operations, except Q Pacific Manufacturing and Powin Mexico. This lease is through September 30, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Effective January 1, 2016, the Company entered into a lease amendment. The Company’s subsidiary, Powin Energy leased 35,048 square feet of the building. The new lease term is through September 30, 2021 and all property taxes, utilities and facility maintenance were charge at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $18,303.

Effective January 1, 2016, the Company’s affiliate, Q Pacific Contract Manufacturing, entered into a lease agreement. The Company leased 9,500 square feet of the building. The lease term is through September 30, 2021.This lease required the Company to pay for all property taxes, utilities and facility maintenance (“fees”). The monthly rental expense and fees is $5,518.

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

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending September 30,
2017	$282,722
2018	282,722
2019	282,722
2020	282,722
2021	212,042
Thereafter	-
Total	$1,342,930

For the nine months ended September 30, 2016 and 2015, total lease expense paid for all operating rents and leases was $212,042 and $316,620, respectively. For the three months ended September 30, 2016 and 2015, total lease expense paid for all operating rents and leases was $70,681 and $105,540, respectively. These leases are also disclosed in Note 10, related party transactions.

Note 8:  Capital stock

The Company has two classes of preferred stock and one class of common stock. The Series A Preferred Stock has a $100 face value per share with a conversion rate of one (1) share of Preferred Stock for twenty (20) shares of Common Stock. The 2015 August Preferred Stock carries a par value of $0.56 per shares and is convertible into Common Stock at the rate of 1for1.

Preferred Stock

The Series A Preferred Stock is convertible at a rate of one (1) preferred share to twenty (20) shares of Powin Corporation common stock. The Series A Preferred Stock calls for dividends of 12%, declared semi-annually, and paid in additional Series A Preferred Stock. In 2016 and 2015, we issued 618 and 1,135shares of Series A Preferred Stock as dividends respectively, increasing the Series A Preferred Stock by $61,800 and $113,500 and decreasing additional paid in capital. As of September 30, 2016 and December 31, 2015, there are 1,085,500 and 1,023,700 shares of Series A Preferred Stock outstanding, respectively.

Common Stock

For the three months ended March 31, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $1.95 per share for their service. The value of these shares is $5,850.  For the three months ended June 30, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.56 per share for their service. The value of these shares is $1,680. For the three months ended September 30, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.90 per share for their service. The value of these shares is $2.700. For the three months ended December 31, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.65 per share for their service. The value of these shares is $1,980.

For the three months ended June 30, 2016 the Company issued 6,000 shares of common stock to the six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.30 per share.

On September 6, 2016, the Company issued 89,961 shares to Quidnick Energy Development, LLC as compensation for consulting services.

The Company issued its August 2015 Preferred Stock (“Preferred Stock”)  in August 2015 in satisfaction of the notes payable described in the table below. The holders of the Preferred Stock do not have a dividend preference over the Company’s common stock and have the same voting rights as the holders of common stock. The Preferred Stock is convertible into the Company’s common stock at the rate of one (1) share of Preferred Stock for one (1) share of common stock. The holders of the Preferred Stock are entitled to a liquidation preference over the holders of common stock equal to $0.56 per share. The full rights, preferences and privileges of the Preferred Stock are set forth in the Certificate of Designation which was filed in the 8K report on August 6, 2015. In August 2016, 13,625,826 shares of August 2015 preferred stock had converted into common stock.

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

In addition, on April 15, 2013, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of September 30, 2016 and December 31, 2015, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Warrants	price	(Years)	Intrinsic Value
Outstanding at December 31, 2015	100,000	$25	2.4	$-

Exercisable at December 31, 2015	100,000	$25	2.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at September 30, 2016	100,000	$25	1.65	$-
Exercisable at September 30, 2016	100,000	$25	1.65	$-

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

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Options	price	(Years)	Intrinsic Value
Outstanding at December 31, 2015	158,000	$5.8	5.84	$312,000
Exercisable at December 31, 2015	99,095	$6.8	5.05	$149,931
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(23,000)	5.8	-	-
Outstanding at September 30, 2016	135,000	$5.8	5.09	$-
Exercisable at September 30, 2016	104,878	$6.6	4.46	$-

Stock option expense included in operating expense for the nine months ended September 30, 2016 and 2015 is $55,060 and $127,737, respectively. Stock option expense included in operating expense for the three months ended September 30, 2016 and 2015 is $34,436 and $41,062, respectively. As of September 30, 2016 and December 31, 2015, remaining unvested stock expenses amounted to $92,604 and $225,017, respectively.

Note 10:  Related party transactions

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC, an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $212,042 and $316,620 for the nine months ended September 30, 2016 and 2015, respectively. Rent expenses were $70,681 and $105,540 for the three months ended September 30, 2016 and 2015, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Purchase from Related Parties

Mr. Lu’s son, Danny Lu, owns 49% of Yangzhou Finway Energy Tech Co. since May 2016. The Company made purchase from Yangzhou Finway Energy Tech Co. in the amount of $171,417 and $0for the nine months ended September 30, 2016 and 2015, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $174,003 and $43,156 at September 30, 2016 and December 31, 2015, respectively.

The Company made purchases from Quailhurst Vineyard Estates, an Oregon company, controlled by Joseph Lu in the amount of $8,529 and $0 for the nine months ended September 30, 2016 and 2015, respectively. Amounts due to Quailhurst Vineyard Estates amounted to $3,332 and $0 at September 30, 2016 and December 31, 2015, respectively.

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

A description of our operating segments as of September 30, 2016 and December 31, 2015, follows.

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

Effective October 3, 2016(see Note13&14), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”)pursuant to which   Company sold to Rolland 99 shares of  the Series A Common Stock and the 167,452 shares of the Series B Common Stock of  Powin Mexico  which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of  Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).The purchase price for the Shares was $999,000. At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the  principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%.In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company.The Purchase Agreement contains customary warranties and representation.  Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively,  may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. As a consequence of the Purchase Agreement, Powin Mexico ceased being a subsidiary of Powin Corporation.

Effective October 18, 2016(see Note13&14), the Company entered into a Stock Purchase Agreement with Weiping Cai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of   Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai all of the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Nine months ended September 30,
	2016 (unaudited)	2015 (unaudited)
Revenue
Energy	33,243	127,638
Consolidated	$33,243	$127,638

	Three months ended September 30,
	2016 (unaudited)	2015 (unaudited)
Revenue
Energy	11,847	40,979
Consolidated	$11,847	$40,979

	Nine months ended September 30,
	2016 (unaudited)	2015 (unaudited)
(Loss) before income taxes
Energy	(2,969,105)	(3,639,139)
Corporate	(19,488)	110,514
Consolidated	$(2,988,593)	$(3,528,625)

	Three months ended September 30,
	2016 (unaudited)	2015 (unaudited)
(Loss) before income taxes
Energy	(986,558)	(1,266,330)
Corporate	(26,990)	(7,042)
Consolidated	$(1,013,548)	$(1,273,372)

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

Note 13: Discontinued Operations

Effective October 3, 2016(see Note 14- “Subsequent events”), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”)pursuant to which the Company sold to Rolland 99 shares of  the Series A Common Stock and the 167,452 shares of the Series B Common Stock of  Powin Mexico  which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of  Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).

Effective October 18, 2016(see Note 14 - “Subsequent events”), the Company entered into a Stock Purchase Agreement with Weiping Cai (“Cai”) pursuant  to which the Company sold to Cai all of the issued and outstanding shares of  Common Stock (“Shares”) of   Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai all of the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.

The Company’s results of operations related to Powin Mexico and Q Pacific Corporation which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for Powin Mexico and Q Pacific Corporation as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Assets held for sale - current	$3,055,639	$4,317,419

Assets held for sale- noncurrent	850,491	1,077,143

Liabilities held for sale - current	1,915,443	1,682,603

The operating results of Powin Mexico and Q Pacific Corporation for the nine months ending September 30, 2016 and 2015 classified as discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$2,246,978	$2,499,630	$7,135,534	$8,267,937
Cost of Goods Sold	1,917,861	2,234,723	6,121,675	7,063,565
Gross Profit	329,117	264,907	1,013,859	1,204,372
Operating Expenses	1,380,366	691,597	2,831,687	2,128,840
Other Income (Expense)	85,583	(4,105)	97,921	(17,447)
Income Tax Expense	-	-	-	-
Net loss from discontinued operations	$(965,666)	$(430,795)	$(1,719,907)	$(941,915)

Note 14: Subsequent events

Effective October 3, 2016, the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”) pursuant to which the Company sold to Rolland 99 shares of the Series A Common Stock and the 167,452 shares of the Series B Common Stock of Powin Mexico which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of Powin Mexico. The closing date of the Agreement was October 4, 2016 (“Closing”).The purchase price for the Shares was $999,000. At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. The Purchase Agreement contains customary warranties and representation.  Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively,  may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. As a consequence of the Purchase Agreement, Powin Mexico ceased being a subsidiary of Powin Corporation.

Effective October 18, 2016, the Company entered into a Stock Purchase Agreement with Weiping Cai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.

On October 6, 2016, the merger between Powin Corporation and Powin Energy Corporation became effective, pursuant to a First Amended and Restated Agreement and Plan of Merger and Liquidation dated, (the "Merger Agreement"). Powin Corporation is the surviving entity with a name change to Powin Energy Corporation and will continue to be traded under the stock symbol PWON.

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

Basis of presentation

Effective October1, 2015, the Company reorganized and renamed certain segments and changed the methodology for allocating corporate overhead costs. The below table lists legal entities and corresponding business segments as defined in the 10-Q compared to those described in previous filings.

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

Discontinued operations

Effective October 3, 2016, the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”) pursuant to which Company sold to Rolland 99 shares of the Series A Common Stock and the 167,452 shares of the Series B Common Stock of Powin Mexico which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of Powin Mexico. The closing date of the Agreement was October 4, 2016 (“Closing”).

Effective October 18, 2016, the Company entered into a Stock Purchase Agreement with Weiping Cai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.

The Company’s results of operations related to Powin Mexico and Q Pacific Corporation which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation have been reclassified to discontinued operations on a retrospective basis for all periods presented.

Balances for Powin Mexico and Q Pacific Corporation as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Cash	$625,651	$694,646
Accounts receivable, net	1,181,239	1,828,193
Notes and other receivables, net	5,672	131,571
Inventories, net	1,119,509	1,529,917
Prepaid expenses and deposits	123,568	133,092
Assets held for sale - current	3,055,639	4,317,419

Property and equipment, net	849,429	1,074,209
Intangible assets, net	1,062	2,934
Assets held for sale - noncurrent	$850,491	$1,077,143

Accounts payable	$1,311,364	$1,392,276
Accrued payroll and other accrued liabilities	331,509	290,327
Payable to related parties - current	272,570	-
Liabilities held for sale - current	$1,915,443	$1,682,603

The operating results of Powin Mexico and Q Pacific Corporation for the three and nine months ending September 30, 2016 and 2015 classified as discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$2,246,978	$2,499,630	$7,135,534	$8,267,937
Cost of Goods Sold	1,917,861	2,234,723	6,121,675	7,063,565
Gross Profit	329,117	264,907	1,013,859	1,204,372
Operating Expenses	1,380,366	691,597	2,831,687	2,128,840
Other Income (Expense)	85,583	(4,105)	97,921	(17,447)
Income Tax Expense	-	-	-	-
Net loss from discontinued operations	$(965,666)	$(430,795)	$(1,719,907)	$(941,915)

The operating results of Powin Mexico for the three and nine months ending September 30, 2016 and 2015 classified as discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$108,506	$33,776	$247,617	$201,157
Cost of Goods Sold	147,700	276,642	345,933	662,319
Gross Profit	(39,194)	(242,866)	(98,316)	(461,162)
Operating Expenses	166,836	113,918	518,993	508,128
Other Income (Expense)	86,123	(486)	84,792	(6,361)
Income Tax Expense	-	-	-	-
Net loss from Powin Mexico	$(119,907)	$(357,270)	$(532,517)	$(975,651)

The operating results of Powin Q Pacific Corporation for the three and nine months ending September 30, 2016 and 2015 classified as discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$2,141,422	$2,465,854	$6,887,917	$8,066,780
Cost of Goods Sold	1,773,111	1,958,081	5,775,742	6,401,246
Gross Profit	368,311	507,773	1,112,175	1,665,534
Operating Expenses	1,213,530	577,679	2,312,694	1,620,712
Other Income (Expense)	(540)	(3,619)	13,129	(11,086)
Income Tax Expense	-	-	-	-
Net loss from Powin Q Pacific Corporation	$(845,759)	$(73,525)	$(1,187,390)	$33,736

Results of Continuing Operations

The following table presents the Company’s revenues for its remaining business segment Powin Energy, for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016(Unaudited)	2015(Unaudited)	$ Change	% Change
Revenue
Energy	$11,847	$40,979	(29,132)	(71.1)%
Consolidated	$11,847	$40,979	(29,132)	(71.1)%

Net sales for the three months ended September 30, 2016, decreased approximately $29,000 or 71.1% from the same period of 2015due to a pause in sales of our electrical vehicle charge stations. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2016.

Operating expenses for the three months ended September 30, 2016, decreased approximately $286,000 or 22.4%, from $1.27 million in the same period of 2015 to $0.99 million.  Decrease is primarily due to shift from product research and development on prior year to production on current year.

For the three months ended September 30, 2016, the Company had net loss of approximately $1.02 million or $0.04 per share, compared to net loss of approximately $1.28 million or $0.06 per share for the same period of 2015.

The following table presents the Company’s revenues for its remaining business segment Powin Energy, for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016(Unaudited)	2015(Unaudited)	$ Change	% Change
Revenue
Energy	$33,243	$127,638	(94,395)	(74.0)%
Consolidated	$33,243	$127,638	(94,395)	(74.0)%

Consolidated net sales for the nine months ended September 30, 2016, decreased approximately $94,000 or 74.0% from the same period of 2015due to a pause in sales of our electrical vehicle charge stations. Powin Energy has been focusing on the commercialization of its electricity storage products and expects to book orders in 2016.

Operating expenses for the nine months ended September 30, 2016, decreased approximately $480,000 or 14.0%, from $3.43 million in the same period of 2015 to $2.94 million.  Decrease is primarily due to shift from product research and development on prior year to production on current year.

For the nine months ended September 30, 2016, the Company had net loss of approximately $3.00 million or $0.13 per share, compared to net loss of approximately $3.54 million or $0.17 per share for the same period of 2015.

Discontinued Operations

Net sales from discontinued operations for the three months ended September 30, 2016, decreased approximately $253,000 or 10.1% from the same period of 2015. The decrease is due to reduce demand from Daimler Truck North America.

Operating expenses from discontinued operations for the three months ended September 30, 2016, increased approximately $0.69 million or 99.6%, from $0.69 million in the same period of 2015 to $1.38 million.  Increase is primarily due to write off of net intercompany AP and AR balance carried over several prior years.

For the three months ended September 30, 2016, net loss from discontinued operations were approximately $0.97 million or $0.04 per share, compared to net loss of approximately $0.43 million or $0.03 per share for the same period of 2015.

Net sales from discontinued operations for the nine months ended September 30, 2016, decreased approximately $1,132,000 or 13.7% from the same period of 2015. The decrease is due to reduce demand from Daimler Truck North America.

Operating expenses from discontinued operations for the nine months ended September 30, 2016, increased approximately $703,000 or 33.0%, from $2.13 million in the same period of 2015 to $2.83 million.  Increase is primarily due to write off of net intercompany AP and AR balance carried over several prior years.

For the nine months ended September 30, 2016, net loss from discontinued operations were approximately $1.72 million or $0.09 per share, compared to net loss of approximately $0.94 million or $0.06 per share for the same period of 2015.

2016 Outlook

In 2016, Powin Energy Corporation entered into sale agreements for Powin Industries S.A. de CV and Q Pacific Corporation, which contained Q Pacific Contract Manufacturing (OEM) and Q Pacific Manufacturing (QBF).  Both sales occurred in October 2016, subsequent to Q3 2016.  The sale of these entities allows Powin Energy Corporation to turn full focus to Powin Energy and the emerging, high growth energy market.

Industry experts project the energy market to grow an average of 60% per year over the next five years.  During the same five-year period, Powin Energy forecasts securing 4% - 7% of the contracts in that market.   The conservative contract acquisition rate allows Powin Energy to grow at a manageable rate and achieve profitability.  Powin will also continue to pursue strategic investment which will allow for more aggressive growth in future years.

Liquidity and Capital Resources

Cash used in operating activities was approximately $3,963,027 for the nine months ended September 30, 2016, compared to $5,010,136 used in operating activities for the same period in 2015. The decrease of cash used in operating activities is mainly due to more increase in accounts receivable, more increase in prepaid expenses and deposits, less purchase of inventories, offset by more increased accrued payroll and other liabilities, more increase of accounts payable and more bad debt expense,.

Cash used in investing activities was $74,866 and $119,876 during the nine months ended September 30, 2016 and 2015, respectively, as the Company acquired less properties and equipment during the nine months ended September 30, 2016.

Cash provided by financing activities were approximately $1,758,884 for the nine months ended September 30, 2016, compared to $8,698,428 provided by financing activities for the same period in 2015. The decrease of cash provided from financing activities is due to net proceeds received from stock issuance for Energy.

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

In August 2016, 13,625,826 shares of August 2015 preferred stock had converted into common stock.

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

Effective April 2, 2015, Powin and Suntech signed the Fourth Supplemental Agreement (“Supplement”). Under the Supplement, the First Closing Date of the Subscription Agreement was April 2, 2015 (“First Closing”) at which time Suntech made a payment to Powin in the amount of $7,450,000. That payment plus the previous payments of $3,000,000 on August 29, 2014; $2,000,000 on January 15, 2015 and $50,000 on March 2, 2015 represent a total $12,500,000 paid toward the full $25,000,000 owing under the Subscription Agreement.  On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively.

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

Subsequent events

Effective October 3, 2016, the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”)pursuant to which   Company sold to Rolland ninety-nine (99) shares of  the Series A Common Stock and one hundred sixty-seven thousand four hundred fifty-two (167,452) shares of the Series B Common Stock of  Powin Mexico  which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of  Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).The purchase price for the Shares was $999,000.00. At Closing, Rolland made a cash payment of $99,000.00 and delivered to the Company (i) its promissory note in the principal amount $100,000.00 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000.00 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000.00 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250.00 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. The Purchase Agreement contains customary warranties and representation.  Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively,  may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. As a consequence of the Purchase Agreement, Powin Mexico ceased being a subsidiary of Powin Corporation.

Effective October 18, 2016, the Company entered into a Stock Purchase Agreement with Weiping Cai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of   Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.

On October 6, 2016, the merger between Powin Corporation and Powin Energy Corporation became effective, pursuant to a First Amended and Restated Agreement and Plan of Merger and Liquidation dated, (the "Merger Agreement"). Powin Corporation is the surviving entity with a name change to Powin Energy Corporation and will continue to be traded under the stock symbol PWON.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In nine months ended September 30, 2016, we issued a total of 6,000 shares of Common Stock to our directors for their services on the Board of Director. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ( “1933 Act”) , provided by Section 4(a)(2) of the 1933 Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the nine-month period ended September 30, 2016.

In August 2016, 13,625,826 shares of August 2015 preferred stock had converted into common stock.

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

Dated: November16, 2016

By:/s/ Joseph Lu
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

By:/s/ Geoffrey Brown
President