Form 10-K
period 2016-12-31
POWIN ENERGY CORP
filed 2017-03-31
CIK 1468780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐to ☐

Commission file number 000-54015

POWIN ENERGY CORPORATION
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

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes  ☐  No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016: $858,825.

As of March 31, 2017, there were 37,107,924 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: 14C Information to security holders filed September 8, 2016 is incorporated by reference to the Exhibits listed in Item 15 of this Report.

In this report, unless the context indicates otherwise, the terms "Powin," "Company," "we," "us," and "our" refer to Powin Energy Corporation, a Nevada corporation, and its subsidiaries.

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

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

PART I

ITEM 1.  BUSINESS
GENERAL

Powin Energy Corporation (“Company”, “we”, “us”) is a leading designer and developer of safe and scalable energy storage solutions for utilities, microgrid, and EV fast-charging stations. The Company was founded in 1989 in Oregon and until 2016, operated as a contract manufacturer selling diverse products for leading North American retailers. In 2016, the Company sold off its contract manufacturing businesses, and on October 6, 2016, completed a merger between Powin Corporation and its subsidiary Powin Energy Corporation, with the surviving entity Powin Corporation changing its name to Powin Energy Corporation. The Company is focused on the rapidly growing advanced energy storage industry, supported by its patented Battery Pack Operating System (bp-OS).

Competition

The international market for such energy products and services is intensely competitive and continually impacted by evolving industry standards, international and regional governmental regulations, rapid price changes and product obsolescence. Competitors in this market include many domestic and foreign companies, most of which have substantially greater financial, technical, marketing, manufacturing and other resources.   We are and will continue to be at a competitive disadvantage to most of our competitors, though patented architecture provides strong round trip efficiency (RTE) with an industry competitive price in all of its energy segments.

LEGAL ENTITIES AND OPERATING SEGMENTS

During the periods presented, we operated in six business segments, each within a separate legal entity. During 2015 and 2016, several segments were renamed to more accurately reflect the nature of operations. Where applicable, the legal entities were also renamed to correspond to the segment name. Below is a table listing the legal entities presented in this report, along with the corresponding business segment names and, for the purposes of continuity, the legal entity and segment names as disclosed in our previous filings:

As described in this Report		As described in 2015 Form 10K		As described in previously filings

Legal entity name	Business segment name	Legal entity name	Business segment Name	Legal entity name	Business segment name
Powin Corporation	Holding company	Powin Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing	Powin Corporation	OEM
Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	QBF
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy	Powin Renewable Energy Resources, Inc.	Powin Energy

PowinIndustries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing	Powin Product Service, Inc.	Wooden

In 2015 and 2016, the Company realigned its legal entity and segment structure as follows:

Legal entity name	Business segment name

Powin Energy Corporation	Parent Corporation
Powin Contract Manufacturing Corporation	Contract manufacturing
Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy
Powin Industries S.A. de C.V.	Mexico
Powin Product and Service Corporation	Contract manufacturing

During 2016, the Company divested of all of its business segments, excluding its energy segment. Going forward, Powin Energy Corporation will continue to be the parent company for all subsidiaries.

In December 2013, the Company applied for Minority Business Enterprise status. On January 21, 2014, the Company met all requirements for the certification as a bona fide Minority Business Enterprise defined by the National Minority Supplier Development Council, Inc. (NMSDC) and as adopted by the Northwest Minority Supplier Development Council.

On December 3, 2015, Powin Corporation and Powin Energy entered into an Agreement and Plan of Merger and Liquidation (“Merger Agreement”). The Merger was completed on October 6, 2016.

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

EMPLOYEES

As of December 31, 2016, we employed 21employees at our facilities in the United States.

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

RISKS RELATED TO OUR BUSINESS

The impact of the economic climate affecting our customers and tight financing markets may impact demand for our products and services.

Many of our existing and target customers are in the utility and power generation business sector. If these businesses experience economic hardship, it could negatively affect the overall demand for our products and services and, could cause delay and lengthen sales cycles and could cause our revenues to decline. Challenging economic conditions could have a negative impact on the results of our operations.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

We have relied on borrowings from individuals and companies with close ties to the Company for operating cash flows. While we believe that we will be able to continue to raise working capital from these and other sources for the foreseeable future, we cannot be assured that these sources of will continue to meet our working capital needs. In order to meet potential cash needs, we may be required to sell additional equity or issue debt securities. The potential sale of additional equity securities could result in additional dilution to our existing shareholders; however, the incurrence of indebtedness would result in increased debt service obligations and bind us to operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of alternative manufacturers; conditions of the United States and other capital markets in which we may seek to raise funds; and our future results of operations, financial condition and cash flows.

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

We plan to expand, our operations in the United States, Canada, China and other countries. To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion due to, among other things, different technology standards, legal considerations and cultural differences. We may not be able to manage our current or future international operations effectively and efficiently or compete effectively in such markets. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, recruit top talent and train our personnel. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

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

We compete with other energy storage companies in the United States and globally. We compete for customers primarily on the basis of price, the range of services that we offer and our brand name.  Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers, and others may successfully mimic and adopt our business model. Moreover, increased competition will provide clients additional manufacturing service alternatives, which could lead to lower prices and decreased revenues, profit margins and net income. We cannot offer any assurance that we will be able to successfully compete against new or existing competitors.

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

RISKS RELATING TO BUSINESS IN CHINA

Much of our success is derived from our relationships and business dealings with manufacturing companies in China, and a significant portion of our final product is derived from manufacturers in China. Accordingly, our business, financial condition, results of operations and prospects are subject to a significant extent, to economic, political and legal developments in China.

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

Our operations in China subject us to foreign currency fluctuations and inflationary pressures which may adversely affect our financial position and results of operations. Since we report our results of operations and financial condition in U.S. dollars, fluctuations in foreign currencies relative to the U.S. dollar may impact our financial results. We do not currently have a hedging program to address foreign currency fluctuations. Any steps taken by us to address foreign currency fluctuations may not eliminate all adverse effects.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 20550 SW 115th Ave. Tualatin, OR 97062 under a lease with Lu Pacific Properties LLC, of which Joseph Lu, our CEO,  is the controlling member and manager. The lease rate is $17,706.50 per month for approximately 28, 275 square feet of office and warehouse space, with a triple net charge at $0.15 per square foot per month.

We believe our existing facility is adequate for the foreseeable future and we have no plans to renovate or expand it. The above lease is also discussed in this Report at Item 13, Related Party Transactions.

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

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year

Fiscal year 2016
High	$0.65	$0.51	$2.89	$1.50	$2.89
Low	$0.30	$0.30	$0.30	$1.18	$0.30

Fiscal year 2015
High	$2.00	$1.95	$1.70	$0.91	$2.00
Low	$1.40	$0.56	$0.56	$0.65	$0.56

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

As of March 31, 2017, our common stock was held by 431 shareholders of record with 37,096,415shares of common stock issued and outstanding.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) in intended to help you understand the results of operations and financial condition of Powin Energy Corporation, as well as the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included in Part II ITEM 8 of this Form 10-K.

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Corporation and its wholly owned and majority-owned subsidiaries, unless the context specifically states otherwise.

Basis of presentation

Effective October1, 2016, the Company reorganized and renamed certain segments and changed the methodology for allocating corporate overhead costs. The below table lists legal entities and corresponding business segments as defined in the 10-K compared to those described in previous filings.

As described in this Form 10K and 2015 Form 10K		As described in previously filings
Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Energy Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing
Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing(a)
Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing(a)

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

Balances for Powin Mexico and Q Pacific Corporation as of December 31, 2016 and December 31, 2015 are as follows:

	December 31,	December 31,
	2016	2015
Cash	$-	$694,646
Accounts receivable, net	-	1,828,193
Notes and other receivables, net	-	131,571
Inventories, net	-	1,529,917
Prepaid expenses and deposits	-	133,092
Assets held for sale - current	-	4,317,419

Property and equipment, net	-	1,074,209
Intangible assets, net	-	2,934
Assets held for sale - noncurrent	$-	$1,077,143

Accounts payable	$-	$1,392,276
Accrued payroll and other accrued liabilities	-	290,327
Payable to related parties - current	-	-
Liabilities held for sale - current	$-	$1,682,603

The operating results of Powin Mexico and Q Pacific Corporation for the years ending December 31, 2016 and 2015 classified as discontinued operations are summarized below:

	Years Ended
	December 31,
	2016	2015
Sales	$7,135,534	$10,837,448
Cost of Goods Sold	6,121,675	9,300,054
Gross Profit	1,013,859	1,537,394
Operating Expenses	2,831,687	2,760,400
Other Income (Expense)	97,921	(17,003)
Income Tax Expense	-	-
Net loss from discontinued operations	$(1,719,907)	$(1,240,009)

The operating results of Powin Mexico for the years ending December 31, 2016 and 2015 classified as discontinued operations are summarized below:

	Years Ended
	December 31,
	2016	2015
Sales	$247,617	$263,941
Cost of Goods Sold	345,933	774,661
Gross Profit	(98,316)	(510,720)
Operating Expenses	518,993	661,801
Other Income (Expense)	84,792	(6,325)
Income Tax Expense	-	-
Net loss from Powin Mexico	$(532,517)	$(1,178,846)

The operating results of Powin Q Pacific Corporation for the years ending December 31, 2016 and 2015 classified as discontinued operations are summarized below:

	Years Ended
	December 31,
	2016	2015
Sales	$6,887,917	$10,573,507
Cost of Goods Sold	5,775,742	8,525,393
Gross Profit	1,112,175	2,048,114
Operating Expenses	2,312,694	2,098,599
Other Income (Expense)	13,129	(10,678)
Income Tax Expense	-	-
Net loss from Powin Q Pacific Corporation	$(1,187,390)	$(61,163)

Results of Continuing Operations

The following table presents the Company’s revenues for its remaining business segment Powin Energy, for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015	$ Change	% Change
Revenue
Energy	$337,153	$183,187	153,966	84.0%
Total	$337,153	$183,187	153,966	84.0%

Net sales for the year ended December 31, 2016, increased approximately $154,000 or 84.0% from the same period of 2015due to Powin Energy liquidated its slow moving inventory item, solar panel in 2016.

The following table presents the Company’s operating expenses for its remaining business segment Powin Energy, for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015	$ Change	% Change
Operating expenses
Energy	$4,237,451	$4,274,597	(37,146)	-0.9%
Total	$4,237,451	$4,274,597	(37,146)	-0.9%

Operating expenses for the year ended December 31, 2016, decreased approximately $37,000 or 0.9%, from $4.27 million in the same period of 2015 to $4.24 million.  Decrease is primarily due to shift from product research and development on prior year to production on current year.

The following table presents the Company’s net loss for its remaining business segment Powin Energy, for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015	$ Change	% Change
Net loss
Energy	$5,475,787	$4,347,417	1,128,370	26.0%
Total	$5,475,787	$4,347,417	1,128,370	26.0%

For the year ended December 31, 2016, the Company had net loss of approximately $5.48 million or $0.22 per share, compared to net loss of approximately $4.35 million or $0.21 per share for the same period of 2015.

Discontinued Operations

Net sales from discontinued operations for the year ended December 31, 2016, decreased approximately $3,702,000 or 34.2% from the same period of 2015. The decrease is due to reduce demand from Daimler Truck North America.

Operating expenses from discontinued operations for the year ended December 31, 2016, increased approximately $71,000 or 2.6%, from $2.76 million in the same period of 2015 to $2.83 million.  Increase is primarily due to write off of net intercompany AP and AR balance carried over several prior years.

For the year ended December 31, 2016, net loss from discontinued operations were approximately $1.72 million or $0.08 per share, compared to net loss of approximately $1.24 million or $0.08 per share for the same period of 2015.

2017 Outlook

In 2017, Powin Energy Corporation will turn full focus to the emerging, high growth energy storage market.

Industry experts project the energy market to grow an average of 60% per year over the next five years.  During the same five-year period, the Company forecasts securing 4% - 7% of the contracts in that market.   The conservative contract acquisition rate will allow the Company to grow at a manageable rate and achieve profitability.  The Company will also continue to pursue strategic investment which will allow for more aggressive growth in future years.

Liquidity and Capital Resources

Cash used in operating activities was approximately $2,918,101 for the year ended December 31, 2016, compared to $5,825,750 used in operating activities for the same period in 2015. The decrease of cash used in operating activities is mainly due to more increase of accounts payable, and more increase in notesand other receivables, offset by more increase in net loss, more increase in prepaid expenses and deposits, more purchase of inventories.

Cash used in investing activities was approximately $3,671,299 for the year ended December 31, 2016, compared to $304,174 used in investing activities for the same period in 2015, as the Company purchased morepropertyand equipment during the year ended December 31, 2016.

Cash provided by financing activities were approximately $4,116,917 for the year ended December 31, 2016, compared to $8,687,744 provided by financing activities for the same period in 2015. The decrease of cash provided from financing activities is due to net proceeds received from stock issuance for Energy in 2015.

The Company issued Preferred Stock in August 2015 to settle the following notes payable:

Lender	Borrower	Amount	Number of Shares of Preferred Stock
3U Trading Co., Limited	Powin Corporation	$2,451,195	4,377,133
3U Trading Co., Limited	Powin Industries S.A. DE C.V.	$211,474	377,631
Joseph Lu	Powin Corporation	$3,333,091	5,951,947
Danny Lu	Powin Corporation	$560,565	1,001,009
Peter Lu	Powin Corporation	$560,565	1,001,009
Lu Pacific Properties, LLC	Powin Corporation	$513,574	917,097
Total		$7,630,464	13,625,826

In August 2016, 13,625,826 shares of August 2015 preferred stock had converted into common stock.

During the year ended December 31, 2016, the Company borrowed $2,900,100 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

October 14, 2016	Xilong Zhu	March 1, 2017	0%	$35,100
October 18, 2016	Joseph Lu	January 31, 2017	6%	$115,000
October 18, 2016	Lu Pacific Properties, LLC	May 31, 2017	6%	$50,000
October 18, 2016	Lu Pacific Properties, LLC	May 31, 2017	6%	$100,000
October27, 2016	Lu Pacific Properties, LLC	October 31, 2018	7%	$2,000,000
December30, 2016	Joseph Lu	June 30, 2017	6%	$600,000

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

On August 8, 2014, Powin Corporation and its then wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”) for an investment of $25,000,000 from Suntech.

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

After the shares issuance, the Company owned 82.35% of Powin Energy.

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

Effective October 3, 2016, the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”)pursuant to which   Company sold to Rolland ninety-nine (99) shares of  the Series A Common Stock and one hundred sixty-seven thousand four hundred fifty-two (167,452) shares of the Series B Common Stock of  Powin Mexico  which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of  Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).The purchase price for the Shares was $999,000.00. At Closing, Rolland made a cash payment of $99,000.00 and delivered to the Company (i) its promissory note in the principal amount $100,000.00 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000.00 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long-Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000.00 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250.00 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. The Purchase Agreement contains customary warranties and representation.  Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively,  may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. As a consequence of the Purchase Agreement, Powin Mexico ceased being a subsidiary of the Company..

Effective October 18, 2016, the Company entered into a Stock Purchase Agreement with WeipingCai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.

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

Recently Adopted Accounting Pronouncements

Please see Note 1of our financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

It is the opinion of management that the audited financial statements for the calendar years ended December 31, 2016 and 2015 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Energy Corporation

We have audited the accompanying consolidated balance sheets of Powin Energy Corporation (the "Company"), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of this operations and this cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company had net losses of $7.2 million in 2016 and cash used in operations of $5.6 million. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these conditions are also set forth in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP
Newport Beach, California
March 31, 2017

POWIN ENERGY CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(audited)	(audited)
Assets
Current Assets
Cash	$432,044	$2,866,507
Accounts receivable, net	13,451	22,903
Notes and other receivables- current	182,100	883
Inventories, net	1,299,621	623,399
Prepaid expenses and deposits	267,485	258,199
Assets for discontinued operation	-	4,317,419
Total current assets	2,194,701	8,089,310

Notes and other receivables–non current	829,427	-
Property and equipment, net	4,990,567	159,507
Intangible assets, net	175,297	182,911
Assets for discontinued operation	-	1,077,143
Total assets	$8,189,992	$9,508,871

Liabilities and shareholders' equity
Current Liabilities
Accounts payable	$672,322	$152,861
Accounts payable to a related party	2,447,348	-
Accrued payroll and other accrued liabilities	82,491	330,370
Notes payable - current portion of long-term debt and accrued interest	1,528,352	19,271
Payable to related parties - current	903,422	-
Liabilities for discontinued operation	-	1,682,603
Total current liabilities	5,633,935	2,185,105
Non-Current Liabilities
Payable to related parties - non current	2,013,648	-
Total non-current Liabilities	2,013,648	-
Total liabilities	7,647,583	2,185,105
Stockholders' equity
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 20, 11,509 and 10,237 shares issued and outstanding, respectively	1,150,900	1,023,700
2015 August stock: $0.56 par value, Conversion rate 1 to 1, 0 and 13,625,826 shares issued and outstanding, respectively	-	7,630,464
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 37,096,415 and 16,243,839 shares issued and outstanding, respectively	37,097	16,256
Additional paid-in capital	28,086,988	23,909,992
Accumulated other comprehensive loss	-	(56,176)
Accumulated deficit	(28,732,576)	(22,060,870)
Total Powin Energy Corporation stockholders' equity	542,409	10,463,366

Non-controlling interest	0	(3,139,600)
Total liabilities and shareholders' equity	$8,189,992	$9,508,871

The accompanying notes are an integral part of these financial statements.

POWIN ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(audited)

	Years ended December 31,
	2016	2015

Net sales	$337,153	$183,187
Cost of sales	448,541	182,630
Gross profit(loss)	(111,388)	557

Operating Expenses
Payroll expenses	1,244,981	1,158,463
Professional expenses	1,416,114	1,745,423
Rent expenses	282,722	281,440
General and administrative expenses	1,293,634	1,089,271
Total operating expenses	4,237,451	4,274,597
Loss from operations	(4,348,839)	(4,274,040)

Other income (expense)
Other income	11,806	25,059
Interest expense	(65,594)	(233,291)
Loss on sales of assets and subsidiaries	(1,065,660)	-
Other income (expense)	-	149,855
Other expenses	(1,119,448)	(58,377)
Loss before income taxes	(5,468,287)	(4,332,417)
Provision for income taxes	7,500	15,000
Net loss from continuing operations	(5,475,787)	(4,347,417)
Loss from discontinued operations, net of income taxes	(1,719,906)	(1,240,009)
Net loss before non controlling interest	(7,195,693)	(5,587,426)
Net loss attributable to non-controlling interest	(523,988)	(961,578)
Net loss attributable to Powin Corporation	(6,671,705)	(4,625,848)

Loss per share:
Basic and diluted loss per share
From continuing operations	(0.22)	(0.21)
From discontinued operations	(0.08)	(0.08)
Combined loss per share attributable to Common Shareholders	$(0.29)	$(0.28)

Weighted average shares outstanding:
Basic and Diluted	22,916,392	16,248,368

The accompanying notes are an integral part of these financial statements.

POWIN ENERGY CORPORATION
STATEMENTS OF COMPREHENSIVE LOSS
(audited)

	Years ended December 31,
	2016	2015

Net loss	$(5,475,787)	$(4,347,417)
Other comprehensive loss
Foreign currency translation adjustment	(25,782)	(35,333)
Comprehensive loss	(5,501,569)	(4,382,750)

Comprehensive loss attributable to non-controlling interest	(523,988)	(961,578)
Comprehensive loss attributable to Powin Corporation	$(4,977,581)	$(3,421,172)

The accompanying notes are an integral part of these financial statements.

POWIN ENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A	Series A	2015 August	2015 August	Common	Common	Additional	Accumulated	Accumulated	Total Powin Corporation	Minority	Total Powin Corporation
	Preferred Shares	Preferred Shares	Preferred Shares	Preferred Shares	Stock	Stock	Paid-in	Other Comp.	Deficit	Stockholders'	Interest in	Shareholders' Deficit and
		$ Amount		$ Amount	Shares	$ Amount	Capital	Income		Equity	Subsidiary	Minority Interest
Balance at 12/31/2014	9,102	$910,200	$-	$-	16,243,839	$16,244	$10,552,144	$(26,143)	$(17,435,022)	$(5,982,577)	$(620,450)	$(6,603,027)
Preferred dividends declared	1,135	113,500	-	-	-	-	(113,500)	-	-	-	-	-
Issuance of prefered stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in subsidiary	-	-	-	-	-	-	11,750,000	-		11,750,000	-	11,750,000
Minority Interest from issuance of common stock in subsidiary	-	-	-	-	-	-	1,552,272	-	-	1,552,272	(1,552,272)	-
Stock option comp expense	-	-	-	-	-	-	156,908	-	-	156,908	-	156,908
Preferred Stock to settle notes payable	-	-	13,625,826	7,630,464	-	-	-	-		7,630,464	-	7,630,464
Shares issued for services	-	-	-	-	12,000	12	12,168	-	-	12,180	-	12,180
Foreign currency translation	-	-	-	-	-	-	-	(30,033)	-	(30,033)	(5,300)	(35,333)
Net loss	-	-	-	-	-	-	-	-	(4,625,848)	(4,625,848)	(961,578)	(5,587,426)
Balance at 12/31/2015	10,237	1,023,700	13,625,826	7,630,464	16,255,839	16,256	23,909,992	(56,176)	(22,060,870)	10,463,366	(3,139,600)	7,323,766
Foreign currency translation	-	-	-	-	-	-	-	(35,695)	-	(35,695)	9,913	(25,782)
Preferred dividends declared	1,272	127,200	-	-	-	-	(127,200)	-	-	-	-	-
Minority Interest decrease due to purchase 15% of non controlling interest	-	-	-	-	-	-	(818,324)	-	-	(818,324)	792,663	(25,660)
Preferred Stock to convert common stock	-	-	(13,625,826)	(7,630,464)	13,625,826	13,626	7,616,838	-	-	-	-	-
Stock option comp expense	-	-	-	-	-	-	$88,130	-	-	88,130	-	88,130
Shares issued for consulting	-	-	-	-	89,961	90	26,898	-	-	26,988	-	26,988
Shares issued for services	-	-	-	-	6,000	6	1,794	-	-	1,800	-	1,800
Shares issued for compensation	-	-	-	-	1,822,620	1,823	255,167	-	-	256,989	-	256,989
Disposal subsidiaries	-	-	-	-	-	-	(2,861,011)	91,871	-	(2,769,140)	2,861,012	91,872
Net loss	-	-	-	-	-	-	-	-	(4,951,199)	(4,951,199)	(523,988)	(5,475,787)
Assumption of debt	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	5,296,169	5,296	(5,296)	-	-	-	-	-
Held for sale	-	-	-	-	-	-	-	-	(1,719,906)	(1,719,906)	-	(1,719,906)
Balance at 12/31/2016	11,509	$1,150,900	-	$-	37,096,415	$37,097	$28,086,988	$-	$(28,732,576)	$542,409	$0	$542,409

POWIN ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(audited)
	Years ended December 31,
	2016	2015

OPERATING ACTIVITIES
Net loss from continuing operations	$(5,475,787)	$(4,347,417)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations, net of income taxes	(1,719,906)	(1,240,009)
Depreciation and amortization	86,736	160,517
Reserve for slow moving and obsolete inventory	28,393	(195,880)
Share based compensation	373,907	169,088
Interest expenses	44,234	-
Loss from disposal of property, equipment	77,279	16,273
Changes in operating assets and liabilities
Accounts receivable	9,449	(8,172)
Other receivable		(2,528,133)
Notes and other receivables	(1,010,644)	331,254
Inventories	(676,222)	12,765
Prepaid expenses and deposits	(9,286)	(258,199)
Accounts payable	519,461	(21,118)
Accounts payable to a related party	2,447,348	-
Accrued payroll and other liabilities	(247,879)	(224,301)
Net cash used in operating activities – continuing operations	(5,552,917)	(8,133,332)
Net cash (used in)provided by operating activities – discontinued operations	2,634,816	2,307,582
Net cash used in operating activities	(2,918,101)	(5,825,750)

INVESTING ACTIVITIES
Acquisition of intangible assets	(11,364)	(169,935)
Cash received for disposal subsidiaries	299,000	-
Cash paid to acquire non-controlling interest	(15,747)	-
Purchase of equipment and leasehold improvements	(5,020,331)	(134,239)
Net cash used in investing activities – continuing operations	(4,748,442)	(304,174)
Net cash provided by(used in) investing activities – discontinued operations	1,077,143	-
Net cash used in investing activities	(3,671,299)	(304,174)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	1,219,118	80,056
Repayments of notes payables and debt	(19,271)	(165,630)
Proceeds from stock issuance	-	8,930,000
Proceeds from payable to related parties	2,928,737	359,780
Payments of payable to related parties	(11,667)	(516,462)

Net cash provided by financing activities – continuing operations	4,116,917	8,687,744
Net cash provided by(used in) financing activities – discontinued operations	-	-
Net cash provided by financing activities	4,116,917	8,687,744
Impact of foreign exchange on cash	38,020	(35,333)
Net (decrease) increase in cash	(2,434,463)	2,522,487

Cash at beginning of period	2,866,507	344,020

Cash at end of period	$432,044	$2,866,507

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$11,838	$569,390

Income taxes paid	$15,099	$15,000

The accompanying notes are an integral part of these financial statements.

POWIN ENERGY CORPORATION

Notes to Financial Statements

Note 1 – Description of Business and History And Summary of Significant Accounting Policies

Description of Business and History

Powin Energy Corporation (“Company”, “we”, “us”) is a leading designer and developer of safe and scalable energy storage solutions for utilities, microgrid, and EV fast-charging stations. The Company was founded in 1989 in Oregon and until 2016, operated as a contract manufacturer, selling diverse products for leading North American retailers. In 2016, the Company sold off its contract manufacturing businesses, and on October 6, 2016, completed a merger between Powin Corporation and Powin Energy Corporation, with the surviving entity being Powin Energy Corporation. The Company is focused on the rapidly growing advanced energy storage industry, supported by its patented Battery Pack Operating System (bp-OS).

For the periods presented the Company has the following subsidiaries:

As described in this Form 10K and 2015 Form 10K		As described in previously filings
Legal entity name	Business segment name	Legal entity name	Business segment name
Powin Energy Corporation	Holding company	Powin Corporation	Holding company
Q Pacific Contract Manufacturing Corporation	Contract manufacturing	Powin Contract Manufacturing Corporation	Contract manufacturing
Q Pacific Manufacturing Corporation	Manufacturing	Powin Manufacturing Corporation	Manufacturing
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy
Powin Industries S.A. de C.V.	Mexico	Powin Industries S.A. de C.V.	Mexico
Powin Product Service, Inc.	Contract Manufacturing	Powin Product service, Inc.	Warehousing

The Company’s client base included distributors in the transportation, medical, sports, camping, fitness, and packaging and furniture industries.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

Effective October 3, 2016(see Note13), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”)pursuant to which Company sold to Rolland 99 shares of  the Series A Common Stock and the 167,452 shares of the Series B Common Stock of  Powin Mexico  which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of  Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).The purchase price for the Shares was $999,000. At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long-Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. The Purchase Agreement contains customary warranties and representation.  Amounts due under the Short-Term Note, the Long Term Note and the Powin Mexico Note, respectively, may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. As a consequence of the Purchase Agreement, Powin Mexico ceased being a subsidiary of Powin Corporation.

Effective October 18, 2016, the Company entered into a Stock Purchase Agreement with Weiping Cai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai all of the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.The purchase price for the Shares was a cash payment of $200,000   plus (i) thirty-five (35%) of the annual EBITDA of QPM for the fiscal years ended 2017, 2018 and 2019; and (ii) thirty-give (35%)  of pre-tax income for the fiscal year in which QPM is liquidated, provided that such liquidation commences prior to December 31, 2019.Under the Purchase Agreement, the Company accepted assignment of the lease between Q Pacific Contracting Manufacturing Corporation and Lu Pacific Properties, LLC dated January 1, 2015 for premises occupied by Q Pacific Contracting Manufacturing Corporation at the Company’s corporate offices at 20550 SW 115th Ave., Tualatin, OR 97062. In addition, the Company agreed to assume obligations under promissory notes owing to Joseph Lu and Lu Pacific Properties, LLC, respectively, totaling $265,000.00.

Basis of preparation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The accompanying financial statements include the accounts of Powin Energy Corporation. All intercompany transactions and balances have been eliminated. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Foreign currencies

Assets and liabilities recorded in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated to U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

The reporting currency of the Company is the U.S. dollars. The results of operations and cash flows conducted in foreign currency are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2016 and 2015 were $(35,695) and $(30,033), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash, which was recorded as accumulated other comprehensive loss on the balance sheet, as of December 31, 2016 and 2015 were $0 and $(56,176), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Advertising

The Company expenses the cost of advertising as incurred.  For the years ended December 31, 2016 and 2015, the amount charged to advertising expense was $49,382 and $163,936, respectively.

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

Cash

The Company considers all highly liquid investments with maturity of years or less to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2016 and 2015, the Company’s bank balances exceeded insurances balances by $53,643 and $2,583,046, respectively. At December 31, 2016 and 2015, the Company had no cash equivalents.

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

Inventories, net

Inventories consist of parts and equipment including electronic parts and components. Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. For the years ended December 31, 2016 and 2015, the Company recorded an inventory obsolescence recovery of $28,393 and provision for inventory obsolescence of $45,054, respectively, which is included in cost of sales. The components of inventories were as follows:

	December 31, 2016	December 31, 2015
Raw materials	$434,092	$303,730
Work in progress	113,861	196,092
Finished goods	1,221,001	621,303
Reserve for slow moving and obsolete inventory	(469,333)	(497,726)
Inventories, net	$1,299,621	$623,399

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the years ended December 31, 2016 and 2015.

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

Non-controlling interests on the financial statements as of December 31, 2015 includes minority interest of Mexico, an 85% owned subsidiary from February 2011 to January 2016. On January 2016, the company spent $15,747 and bought the 15% minority interest in the company’s Mexico subsidiary.

Effective October 3, 2016(see Note13), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”)pursuant to which   Company sold to Rolland 99 shares of  the Series A Common Stock and the 167,452 shares of the Series B Common Stock of  Powin Mexico  which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of  Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at December 31, 2016 and 2015, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The new guidance provides a new model to determine when and over what period revenue is recognized. Under this new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration we expect to collect. In March 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued another ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued another ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. The guidance is effective for fiscal years beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are evaluating the impact of adopting this guidance.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted ASU 2014-15 as of December 31, 2016, and have provided related disclosures in note 2 of our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The ASU will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We are currently evaluating the potential impact of adopting the ASU on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will become effective for us beginning with the first quarter of 2017. The adoption of this guidance is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the potential impact of adopting the ASU on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

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
A description of our operating segments as of December 31, 2015, follows.

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

Energy:

Powin Energy has developed market leading architecture that utilizes proprietary patented energy storage technology for scalable grid energy storage systems, power supply units for electric vehicles, and transportation applications. Through December 31, 2015, the Energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. In 2016, the Company continued to develop products and marketing strategies for this operating entity.

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

As of December 31, 2016, there is only one segment Powin Energy.

Note 2: Going concern

The Company sustained net loss attributable to Powin Corporation of $6,671,705 and $4,625,848 during the years ended December 31, 2016 and 2015. The Company has accumulated deficit of $28,732,576 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

As discussed in Part 1, Item 1: Business, during 2016 the company sold its contract manufacturing businesses and completed a merger between Powin Corporation and Powin Energy Corporation. The surviving entity from the merger is Powin Energy Corporation, and this entity, our Company, is focused on the rapidly growing advanced energy storage industry. Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and up to and including the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company maynot have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•	In 2016, the Company completed significant research and development effort resulting in a patented, commercially viable Battery Pack Operating System (bp-OS).
•	In early 2017, the Company completed the installation of a 2-megawatt / 8-megawatt-hour Battery Energy Storage System with the Southern California Edison utility.
•
Management is actively in discussions with several parties regarding various forms of funding, which if successful, would mitigate any going concern risks within one year from the date of issuance of its financial statements for the year ended December 31, 2016.

Note 3: Notes and other receivables

Notes and other receivables consist of the following:

	December 31,2016	December 31,2015
Notes receivable from third parties- current	177,530	-
Notes receivable from third parties–non current	829,427	-

Other	4,570	883

Notes and other receivables, net	$1,011,527	$883

Note 4: Property and equipment, net

The components of property and equipment were as follows:

	December 31, 2016	December 31, 2015
Equipment	$50,385	$50,385
Leasehold improvements	7,564	92,131
Computers	99,365	38,338
Vehicles	32,983	32,983
SCE project asset*	4,882,025	-
	5,072,322	213,837
Accumulation depreciation	(81,755)	(54,330)
Property and equipment – net	$4,990,567	$159,507

* SCE project asset is a project under construction in Irvine, CA.The Company capitalized the production cost because design and development preproduction costs related to Long-Term supply arrangements should be capitalized.

For the years ended December 31, 2016 and 2015, depreciation of property and equipment amounted $32,503 and $24,732, respectively.

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

The components of basic and diluted loss per share are as follows:

	For the years ended December 31,
	2016	2015

Net loss attributable to Powin Corporation(A)	(6,671,705)	(4,625,848)
Less preferred share dividends	(127,200)	(113,500)
Net loss available to Powin Corporation (B)	(6,798,905)	(4,739,348)

Weighted average outstanding shares of common stock (C)	22,916,392	16,248,368
Dilutive effect of securities	-	-
Common stock and common stock equivalents (D)	22,916,392	16,248,368

Loss per share
Basic (B/D)	$(0.29)	$(0.29)
Diluted (B/D)	$(0.29)	$(0.29)

The Company has 11,509 and 10,237 shares of outstanding Series A preferred stock as of December 31, 2016 and 2015, respectively. These Series A share has par value of $100 and is convertible at 1 to 20 rate. The Company has 0 and 13,625,826 shares of outstanding August 2015 preferred stock as of December 31, 2016 and 2015, respectively. These August 2015 share has par value of $0.56 and is convertible at 1 to 1 rate. In August 2016, 13,625,826 shares of August 2015 preferred stock had converted into common stock.

On June 15, 2011, the Company granted awards in the form of incentive stock options to its key employees for 117,000 shares of common stock.  There were no stock options granted in 2012. On August 6, 2013, the Company granted another 164,000 stock options under the same plan to all employees. The Company has 102,000 and 158,000 shares of outstanding stock options as of December 31, 2016 and 2015, respectively.

On April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2016 and 2015, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Series A preferred stock	230,180	204,740
Warrants	100,000	100,000
Stock options	102,000	158,000
August 2015 preferred stock	-	13,625,826
	432,180	14,088,566

For the years ended December 31, 2016 and 2015, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 6: Notes Payable

The total carrying value of notes payable was as follows:

	December 31, 2016		December 31, 2015
	Current	Non Current	Current	Non Current
Equipment loan starting December 18, 2012, due January 1, 2017, with 3.05% interest rate, with no collateral. The loan was fully paid back by December 31, 2016.	$-	$-	$19,271	$-
Loan from a third party, starting July 5, 2016, due July 4, 2017, with 6% interest rate, with no collateral	1,484,118	-	-	-
Accrued interest	44,234	-	-	-
Total notes payable, including accrued interest	$1,528,352	$-	$19,271	$-

Interest expenses related to notes payables and long-term debt amounted to $44,234 and $79,836 for the years ended December 31, 2016 and 2015, respectively.

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

Note 7: Commitments

Operating Leases

The Company leases a facility from Lu Pacific Properties, LLC (“Lu Pacific”, formerly, Powin Pacific Properties, LLC, a company owned by Joseph Lu, the Company’s largest shareholder, Chairman of the Board and CEO) which serves as the Company’s corporate headquarters as well as the base of all operations. This lease is through June 30, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Effective January 1, 2017, the Company entered into a lease amendment. The Company’s subsidiary, Powin Energy leased 28,275 square feet of the building. The lease term is through June 30, 2021 and all property taxes, utilities and facility maintenance were charge at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $17,706.50.

The Company leases a facility from 3U Millikan, LLC, a company owned by Xilong Zhu, the Company’s Board of Director. This lease is commencing October 10, 2016 and endingJanuary 9, 2027 and requires the Company to pay for all property taxes, utilities and facility maintenance.The monthly base rental expense is $17,550, commencing January 1, 2017 and ending January 9, 2027.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending December 31,
2017	$423,078
2018	429,402
2019	435,906
2020	442,602
2021	343,275
Thereafter	1,296,192
Total	$3,370,455

For the years ended December 31, 2016 and 2015, total lease expense paid for all operating rents and leases was $282,722 and $281,440, respectively. These leases are also disclosed in Note 10, related party transactions.

Note 8:  Capital stock

The Company has two classes of preferred stock and one class of common stock. The Series A Preferred Stock has a $100 face value per share with a conversion rate of one (1) share of Preferred Stock for twenty (20) shares of Common Stock. The 2015 August Preferred Stock carries a par value of $0.56 per shares and is convertible into Common Stock at the rate of 1for1.

Preferred Stock

The Series A Preferred Stock is convertible at a rate of one (1) preferred share to twenty (20) shares of Powin Corporation common stock. The Series A Preferred Stock calls for dividends of 12%, declared semi-annually, and paid in additional Series A Preferred Stock. In 2016 and 2015, we issued 1,272 and 1,135 shares of Series A Preferred Stock as dividends respectively, increasing the Series A Preferred Stock by $127,200 and $113,500 and decreasing additional paid in capital. As of December 31, 2016 and 2015, there are 11,509 and 10,237 shares of Series A Preferred Stock outstanding, respectively.

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

Common Stock

For the three months ended March 31, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $1.95 per share for their service. The value of these shares is $5,850.  For the three months ended June 30, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.56 per share for their service. The value of these shares is $1,680. For the three months ended September 30, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.90 per share for their service. The value of these shares is $2,700. For the three months ended December 31, 2015 the Company issued 3,000 shares of common stock to six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.65 per share for their service. The value of these shares is $1,980.

For the three months ended June 30, 2016 the Company issued 6,000 shares of common stock to the six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.30 per share.

On September 6, 2016, the Company issued 89,961 shares to Quidnick Energy Development, LLC as compensation for consulting services valued at $0.30 per share.

On October 17, 2016, the Company issued 176,369 shares to an employee for compensation expense valued at $0.141 per share.

On October 20, 2016, the Company issued 177,251 shares to an employee for compensation expense valued at $0.141 per share.

In addition, on April 15, 2013, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2016 and 2015, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Warrants	price	(Years)	Intrinsic Value
Outstanding at December 31, 2015	100,000	$25	2.4	$-

Exercisable at December 31, 2015	100,000	$25	2.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at December 31, 2016	100,000	$25	1.4	$-
Exercisable at December 31, 2016	100,000	$25	1.4	$-

Note 9: Stock options

In February 2011, the Company’s Board of Directors approved the adoption of the Powin Energy Corporation 2011 Stock Option Plan (“the Plan”) and submitted its ratification to the shareholders at the shareholders’ meeting held June 15, 2011, where the shareholders approved the Plan.

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

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate
	Options	price	(Years)	Intrinsic Value
Outstanding at December 31, 2015	158,000	$5.8	5.84	$312,000
Exercisable at December 31, 2015	99,095	$6.8	5.05	$149,931
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(56,000)	5.9	-	-
Outstanding at December 31, 2016	102,000	$5.7	4.88	$-
Exercisable at December 31, 2016	84,059	$6.5	4.28	$-

Stock option expense included in operating expense for the years ended December 31, 2016 and 2015 is $88,130 and $156,908, respectively. As of December 31, 2016 and 2015, remaining unvested stock expenses amounted to $46,126 and $225,017, respectively.

Note 10:  Related party transactions

Rent From Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC (“Lu Pacific”), an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $282,722 and $281,440 for the years ended December 31, 2016 and 2015, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s facilities in Irvine owned by 3U Millikan, LLC, an California limited liability company, controlled by Xilong Zhu (“Mr. Zhu”), Director of the Board. Rent expenses were $0 and $0 for the years ended December 31, 2016 and 2015, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Accounts payable to a related party

Accounts payable to a related party amounted to $2,447,347 and $0 as of December 31, 2016 and December 31, 2015, respectively. Accounts payable to a related party is accounts payable to a vendor of which our company’s CEO is a significant shareholder.

Loans From Related Parties

On October 18, 2016 the Company secured two loans from Lu Pacific. The principal amount is $150,000 and the interest rate is 6%, due on May 31, 2017. As of December 31, 2016, interest accrued on the loans was $1,825. Interest expense amounted to $1,825 for the year ended December 31, 2016.

On October 27, 2016 the Company secured a loan from Lu Pacific. The principal amount is $2,000,000, and the interest rate is 7%, due on October 31, 2018. As of December 31, 2016, accrued interest is $13,648. Interest expense amounted to $25,315 for the year ended December 31, 2016.

On October 18, 2016, the Company secured a loan from Joseph Lu, CEO and Chairman of the Company. The principal amount is $115,000 and the interest rate is 6%, due on January 31, 2017. As of December 31, 2016, and accrued interest is $1,399. Interest expense amounted to $1,399 for the year ended December 31, 2016.

On December 30, 2016, the Company borrowed loan from Joseph Lu, CEO and Chairman of the Company. The principal is $600,000, interest rate is 6%, due on June 30, 2017. As of December 31, 2016, and accrued interest is $99. Interest expense amounted to $99 for the year ended December 31, 2016.

On October 14, 2016, the Company borrowed loan from Xilong Zhu, a director of the Company. The principal is $35,100, interest rate is 0%, due on March 1, 2017. As of December 31, 2016, and accrued interest is $0. Interest expense amounted to $0 for the year ended December 31, 2016. The loan was paid off on March 6, 2017.

Sales to Related Parties

The Company made sales to Lu Pacific in the amount of $260,446 and $0 for the years ended December 31, 2016 and 2015, respectively. No amounts were due to the Company from Lu Pacific at December 31, 2016 and December 31, 2015, respectively.

Purchase from Related Parties

Mr. Lu’s son, Danny Lu, owns 49% of Yangzhou Finway Energy Tech Co. since May 2016. The Company made purchase from Yangzhou Finway Energy Tech Co. in the amount of $3,694,031 and $0for the years ended December 31, 2016 and 2015, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $2,447,347 and $43,156 at December 31, 2016 and 2015, respectively.

The Company made purchases from Quailhurst Vineyard Estates, an Oregon company, controlled by Joseph Lu in the amount of $8,529 and $0 for the years ended December 31, 2016 and 2015, respectively. Amounts due to Quailhurst Vineyard Estates amounted to $3,332 and $0 at December 31, 2016 and 2015, respectively.

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

A description of our operating segments as of December 31, 2016 and2015, follows.

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

Energy:

Powin Energy has developed market leading architecture that utilizes proprietary patented energy storage technology for scalable grid energy storage systems, power supply units for electric vehicles, and transportation applications. Through December 31, 2014, the Energy segment has focused on identifying target markets and applications and finalizing the development of products to serve those markets and applications. In 2016, the Company continued to develop products and marketing strategies for this operating entity.

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

Revenues and net loss before income taxes of each of the Company’s segments are as follows:

	Years ended December 31,
	2016	2015
Revenue
Energy	337,153	183,187
Consolidated	$337,153	$183,187

	Years ended December 31,
	2016	2015
(Loss) before income taxes
Energy	(5,468,287)	(4,431,681)
Corporate	-	99,264
Consolidated	$(5,468,287)	(4,332,417)

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

Effective October 18, 2016, the Company entered into a Stock Purchase Agreement with WeipingCai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation.

The Company’s results of operations related to Powin Mexico and Q Pacific Corporation which wholly-owns and operates Q Pacific Contract Manufacturing and Q Pacific Manufacturing Corporation have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for Powin Mexico and Q Pacific Corporation as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Assets held for sale - current	$-	$4,317,419

Assets held for sale- noncurrent	-	1,077,143

Liabilities held for sale - current	-	1,682,603

The operating results of Powin Mexico and Q Pacific Corporation for the years ending December 31, 2016 and 2015 classified as discontinued operations are summarized below:

	Years Ended
	December 31,
	2016	2015
Sales	$7,135,534	$10,837,448
Cost of Goods Sold	6,121,675	9,300,054
Gross Profit	1,013,859	1,537,394
Operating Expenses	2,831,687	2,760,400
Other Income (Expense)	97,921	(17,003)
Income Tax Expense	-	-
Net loss from discontinued operations	$(1,719,907)	$(1,240,009)

On October 6, 2016, the merger between Powin Corporation and Powin Energy Corporation became effective, pursuant to a First Amended and Restated Agreement and Plan of Merger and Liquidation dated, (the "Merger Agreement"). Powin Corporation is the surviving entity with a name change to Powin Energy Corporation and will continue to be traded under the stock symbol PWON.

The Company has booked $1,719,906 loss from disposal of discontinued operations.

Note 14: Income taxes

The provision for income taxes consists of the following:

Year ended December 31,	2016	2015
Current:
Federal	$-	$-
State	7500	15000
	7500	15000
Net Operating Losses Carryback	-	-
	7500	15000
Deferred:
Federal	(5,338,098)	(1,334,500)
State	(683,905)	(170,973)
	(6,022,003)	(1,505,473)
Valuation Allowance	6,022,003	1,505,473
	-	-
Provision for Income Taxes	$7,500	$15,000

A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes is as follows:

Year ended December 31,	2016	2015
US Federal Statutory Rate @ 34%	$(1,499,443)	$(1,498,917)
State Taxes, Net of Federal Effect	(192,105)	(192,038)
Penalties	-	(57,534)
Stock Compensation	14,595	60,184
Valuation Allowance	6,022,002	1,505,473
Capital Loss	(4,578,815)	-
Other	288,155	18,977
Prior Period Adjustment	(54,389)	163,855
Total	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset were as follows:

Year ended December 31,	2016	2015
Current:
Allowance for Inventory Obsolescence	$180,017	$294,752
Allowance for Doubtful Accounts	-	176,846
Accrued Interest	6,509	-
Other	42,949	63,781
	229,475	535,379
Valuation Allowance	(229,475)	(535,379)
Total	$-	$-

Noncurrent:
Net Operating Losses	$6,614,728	$4,767,919
Capital Losses	4,578,815	-
Property, Equipment and Intangibles	5,205	145,238
Tax Credits	306,319	264,820
Other	3,119	2,302
	11,508,186	5,180,279
Valuation Allowance	(11,508,186)	(5,180,279)

Total	$-	$-

Based on the Company’s current financial and operational situation, management determined that it is more likely than not that the United States federal and state deferred tax assets will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its United States federal and state deferred tax assets as of December 31, 2016.

As of December 31, 2016, the Company has approximately $16.9 million and $20 million of net operating loss (“NOL”) carry-forwards for federal and state income tax purposes, respectively. Expiration of the Company’s NOL carry-forwards begins in 2021. Section 382 of the Internal Revenue code of 1986 provide for an annual limitation of approximately $67,000 on the utilization of net operating loss carry-forwards as the Company underwent an ownership change in 2008, as defined in section 382. This limitation has been reflected in the United States federal and state net operating loss carry-forwards.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2016 and 2015.

The Company has identified United States federal and Oregon as major jurisdictions. The Company is currently open to audit under United States and state statute of limitations by the taxing authorities for 2013 through 2016.

Note 15: Subsequent events

On January26, 2017, the Company borrowed $1,100,000 loan payable from Lu Pacific. The loan has interest rate of 7.0% and is due on January 26, 2019. If the Company fails to cure a Payment Default or fails to make payment upon Maturity as requested by Holder, Holder, at its discretion, is entitled to take ownership of and sole possessory interest in Company’s Intellectual Property.

On March 16, 2017, the Company borrowed $2,000,000 loan payable from Wolf Creek Capital, LLC. The loan has interest rate of 6.0% and is due on March 16,2019.

On March 21, 2017, the board of directors of the company authorized the issuance of one share of the company’s Common Stock in exchange for each share of Series A stock. All Series A Preferred Stock was cancelled.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2016.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2016 and 2015.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2016 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name	Age	Position
Joseph Lu	64	Chief Executive Officer, Principle Financial Officer and Chairman of the Board of Directors
Geoffrey Brown	39	President and Director
Virgil Beaston	54	Chief Technology Officer and Director
Jim Osterman	80	Director
David Hogg	57	Director
Xin Luo	51	Director
Xilong Zhu	53	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu formed Powin Corporation in 1990 and has served as its President since inception. Effective March 12, 2012, Joseph Lu was appointed as interim Chief Financial Officer until such time as the Company hires a permanent Chief Financial Officer. Mr. Lu also resigned as President of the Company but will continue as Chief Executive Officer. Prior to founding Powin, Mr. Lu served as the General Manager of the Shunn Feng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986, Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the Shunn Feng. Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware. Mr. Lu received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science.

Geoffrey L. Brown has over ten years of commercial and technical experience in the wind, solar and energy storage industry. He has been involved in renewable and energy storage sales efforts to utility and industrial customers across North America. From 2015 to January 2016, he was the Director of Business Development of Microgrid development for NRG Renew, Inc. From 2013 to 2014, he served as the Director of Business Development for energy storage system sales for Beacon Power, LLC. Mr. Brown was Director of Renewable Energy Business Development for Element Power Us, LLC in Portland, OR from 2009 to 2013. Mr. Brown holds a BS in Biological and Environment Engineering from Cornell University School of Engineering.

Virgil Beaston has been the Chief Technology Officer for Powin Energy Corporation since 2011. Mr. Beaston is an engineer and a patent attorney focusing on the design and manufacture of scalable energy storage systems. In 2008, Mr. Beaston resigned from a large US intellectual property law firm and co-founded a start-up company to design and manufacture energy storage products. Shortly thereafter, he moved to Shenzhen, China to establish a small factory that designed and produced energy storage products.

Jim Osterman was appointed to the Board of Directors on November 6, 2013. Mr. Osterman is currently the President of JSO Ventures, LLC, Oregon City, Oregon which is a real estate investment and management consulting firm. Previously, Mr. Osterman was Chairman and CEO of Blount International, Inc. from 2002 to 2010.  He was President of the Outdoor Power Group of Blount from 1986 to 2002; Senior Vice President of Marketing, Manufacturing and Engineering from 1979 to 1986; and Director of European Operations from 1968 to 1979. Mr. Osterman lived in Europe for twelve years in that position. Mr. Osterman joined the Board of Directors of Cascade Corporation in 1994 and served as Chairman of the Board from 2002 to 2013.Mr. Osterman attended Western Oregon University and the Harvard Business School Program for Management Development. Mr. Osterman has fifty years of worldwide international business experience beginning with Omark Industries, Inc. in 1959. Mr. Osterman serves as the Company’s Compensation Committee.

David Hogg serves as the President of Europe at Shunfeng International Clean Energy Limited, formerly known as Shunfeng Photovoltaic International (Limited). Mr. Hogg served as the Chief Operating Officer of Suntech Holdings Co. Ltd since August 2015. He was the founder of CSG Solar AG (Germany) and served as its Chief Executive Officer since 2004. Mr. Hogg served as the Head of Suntech Europe for Suntech Power Holdings Co. Ltd from November 2009 to August 2010. Thereafter, Mr. Hogg was Head of Europe Operations at Suntech Group Europe Ltd. and as Chief Executive Officer at Innotech Solar until June 2013. Mr. Hogg received a BS Degree in Mechanical Engineering from the University of New South Wales (Sydney) in 1982.

Xin Luo has been the Chief Executive Officer of Shunfeng International Clean Energy Limited, formerly known as Shunfeng Photovoltaic International (Limited), since January 1, 2015. Mr. Luo served as the Chief Executive Officer of Wuxi Suntech Power Co. Ltd. from February –December 2014. From 2000- 2006, he served as the General Manager of Thomson Consumer Electronics Inc. and as Global Head of Strategic Sourcing and General Manager of Nortek Inc. from 2006 to 2010. Mr. Luo obtained an MBA in Supply Chain Management and International Marketing from Michigan State University in 2000 and a BS Degree in Economics from Hangzhou College of Commerce in 1988.

Xilong Zhu, also known as Logan Zhu, is the founder of MD Barnmaster Factory and serves as President of Triple Master Group Corporation in Qingdao, China since July 1994. Mr. Zhu joined Shandong Machinery and Equipment Import and Export Group Corporation in 1988 and served as Manager of the Import and Export Department from 1990 to 1994. Mr. Zhu holds an MBA from Tsinghua University and BS in Science from the Department of Automotive Engineering of Tsinghua University.

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

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of December 31, 2016, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors.  We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

Audit Committee Financial Expert

Our Director, George Gabriel, qualifies as our “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-B.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following describes  the compensation paid to our principal executive officer and each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2016 who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2016 and 2015, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary compensation table
Name and principal position	Year	Salary	Bonus	Stock awards	Option Awards	All other compensation	Total
		($)	($)	($)	($)	($)	($)
Joseph Lu	2016	60,000	-	300	-	-	60,300
CEO and Chairman	2015	66,000	-	2,030	-	-	68,030

Geoffrey Brown	2016	107,499.68	-	207,129		-	314,628.68
President	2015	0	-	-		-	0

Option awards represent the grant date fair value of options granted

Stock awards represent the market value of common stock issued to members of the board of directors as compensation for their services. For the years ended December 31, 2016 and 2015, shares were paid to each director as follow. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Director compensation table
Name and principal position	Year	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	All other compensation	Total
		($)	($)	($)	($)	($)	($)
Joseph Lu	2016		300				300
Director, CEO	2015		2,030				2,030

Geoffrey Brown	2016		207,129				207,129
Director, President	2015		0				0

James Osterman	2016		300				300
Director, Compensation Committee	2015		2,030				2,030

Virgil Beaston Director	2016		0				0
	2015		0				0

David Hogg Director	2016		0				0
Director	2015		0				0

Xin Luo Director	2016		0				0
	2015		0				0

Xilong Zhu Director	2016		0				0
	2015		0				0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Common stock	Joseph Lu 20550 SW 115th Ave Tualatin, OR 97062	15,314,367	(a)	41.28%

Common stock	SF Suntech Inc. 20550 SW 115th Ave Tualatin, OR 97062	5,296,169		14.28%

Common stock	Geoffrey Brown 20550 SW 115th Ave Tualatin, OR 97062	1,469,000		3.96%

Common stock	James Osterman 22329 S Clear Creek Road Estacada, OR 97023	5,000		0.01%

(a) These shares are held by Joseph Lu and Mei Yi Lu as Co-Trustees of the Joseph Lu Trust dated August 17, 2007, as amended

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
 AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2016 in which the amount involved in the transaction exceeded $120,000.

Lu Pacific Properties LLC of which Joseph Lu is the controlling member and Manager, owns the facilities currently used by the Company and its subsidiaries. Payments made by the Company to Lu Pacific were as follows:

Year ended December 31,	2016	2015

Powin Energy Corporation	$293,756	$383,805
Powin Manufacturing	140,346	187,128
Powin Industries SA de CV (Powin Mexico)	109,197	145,596
Total	$543,299	$716,529

Corporate Governance

Our directors are Joseph Lu, Geoffrey Brown, Virgil Beaston, Jim Osterman, David Hogg, Xin Lu and Xilong Zhu. Jim Osterman, David Hogg, Xin Lu and Xilong Zhu are considered independent directors. Neither of the foregoing are officers or employees of the Company or any of its subsidiaries. Since OTC Markets does not have rule governing director independence,, the Company makes its determination on director independence based on the definition of “independence” in rules of the New York Stock Exchange and the American Stock Exchange. The Board of Directors has established a Compensation Committee. At present time, the Board of Directors does not have a nominating committee. The entire Board of Directors serves as the Nominating Committee.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accountants for professional services rendered for the years ended December 31, 2016 and 2015.

Year ended December 31,	2016	2015

Audit fees	$63,440	$79,560
Audit-related fees	6,605	5,831
Tax fees	-	-
All other fees	-	-
Total	$70,045	$85,391

Audit Fees

Audit fees expensed for Anton & Chia, LLP, for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2016 and 2015 were $63,440and $79,560, respectively.

Audit Related Fees

For the years ended December 31, 2016 and 2015, the aggregate fees expenses in respect to the assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $6,605and $5,831,  respectively.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Included with this Report is an audited balance sheet as of the years ended December 31, 2016 and 2015 and audited statements of income, cash flows and changes in stockholders’ equity for the years ended December 31, 2016 and 2015.

Exhibit No.	Description
2.1	Articles of Merger and Plan of Reorganization between Powin Corporation and Exact Identification Corporation as filed with the State of Nevada on August 22, 2008
2.2	First Amended and Restated Agreement and Plan of Merger and Liquidation between Powin Corporation and Powin Energy Corporation dated August 23, 2016.
3.3	Articles of Incorporation of the Company (formerly known as Global Technology, Inc.)
3.4	Articles of Amendment for Global Technology, Inc.
3.5	Bylaws of Advanced Precision Technology, Inc.
3.6	Articles of Amendment Advanced Precision Technology, Inc.
3.7	Certificate of Amendment of U.V. Color, Incorporated
3.8	Amended and Restated Articles of Incorporation of Powin Corporation
3.9	Amended and Restated Bylaws of Powin Corporation
4.1	Warrant to Global Storage Group, LLC dated April 15, 2014
4.2	Warrant to Virgil L. Beaston dated April 15, 2014
10.5	Lease for Tualatin Property
10.6	Employment Agreement of Joseph Lu
10.7	Employment Agreement of Geoffrey L. Brown dated July 20, 2016
10.10	Business Loan Agreement and Amendment between QBF, Inc. and Sterling Savings Bank
10.11	Lease for Property used by Powin Manufacturing Corporation
10.13	Summary of Oral Contracts
10.17	Lease Agreement for corporate offices between Powin Corporation and Powin Pacific Properties, LLC.
10.20	Share Subscription Agreement between Powin Corporation and Powin Energy Corporation and SF Suntech, Inc. dated August 7, 2014
10.21	Supplemental Agreement with SF Suntech, Inc. dated August 27, 2014
10.22	Amendment Agreement with SF Suntech, Inc. dated January 15, 2015
14.1	Code of Ethics
21.1	List of Subsidiaries
31.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Craig Eastwood, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registration for QBF, Inc.

All of the above listed exhibits with the exception of Exhibits , 31.1, 31.2 and 32,  which are filed herewith, were filed with our Form S-1 Registration Statement, as amended, our previous reports  on  Forms 10-K; 10-Q and 8-K  and our 14C Information Statement filed September 8, 2016  with respect to Exhibit 2.2 and are collectively incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN ENERGY CORPORATION

Dated:  March 31, 2017
By:   /s/ Joseph Lu
Joseph Lu
Chief Executive Officer

By:   /s/ Craig Eastwood
Craig Eastwood
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons comprising the majority of the directors and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Lu	Director	March 31, 2017

/s/ Geoffrey L. Brown	Director	March 31 ,2017

/s/ Virgil Beaston	Director	March 31, 2017

/s/ Jim Osterman	Director	March 31, 2017