Form 10-Q
period 2017-03-31
POWIN ENERGY CORP
filed 2017-05-12
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-54015

POWIN ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	87-0455378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

20550 SW 115th Ave
Tualatin, OR 97062
(Address of principal executive offices)

T: (503) 598-6659
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2017, there were 37,107,924 shares of Common Stock, $0.001 par value, outstanding.

POWIN ENERGY CORPORATION

Index

PART I.        FINANCIAL INFORMATION

PART I.       FINANCIAL INFORMATION

Item 1. Condensed Financial Statements. POWIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,828,316	$432,044
Accounts receivable, net	55,859	13,451
Notes and other receivables - current	154,706	182,100
Inventories, net	773,084	1,299,621
Prepaid expenses and deposits	287,370	267,485
Total current assets	3,099,335	2,194,701

Notes and other receivables – non-current	811,352	829,427
Property and equipment, net	5,672,300	4,990,567
Intangible assets, net	180,740	175,297
Total assets	$9,763,727	$8,189,992

Liabilities and shareholders' equity
Current Liabilities
Accounts payable	$613,458	$672,322
Accounts payable to a related party	2,458,861	2,447,348
Accrued payroll and other accrued liabilities	411,762	82,491
Notes payable - current portion of long-term debt and accrued interest	1,551,463	1,528,352
Payable to related parties – current	1,891,804	903,422
Total current liabilities	6,927,348	5,633,935
Non-Current Liabilities
Notes payables and long-term debt – non-current	2,005,260	-
Payable to related parties – noncurrent	2,013,169	2,013,648
Total non-current Liabilities	4,018,429	2,013,648
Total liabilities	10,945,777	7,647,583
Stockholders' equity
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 1, 0 and 11,509 shares issued and outstanding, respectively	-	1,150,900
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 37,107,924 and 37,096,415 shares issued and outstanding, respectively	37,108	37,097
Additional paid-in capital	29,249,657	28,086,988
Accumulated deficit	(30,468,815)	(28,732,576)
Total stockholders' (deficit) equity	(1,182,050)	542,409

Total liabilities and shareholders' equity	$9,763,727	$8,189,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2017	2016

Net sales
Product sales	$42,192	$11,337
Revenue from energy storage assets	71,155	-
Net sales total	113,347	11,337
Cost of sales
Product sales	456,689	26,029
Cost from energy storage assets	40,650	-
Cost of sales total	497,339	26,029
Gross profit (loss)	(383,992)	(14,692)

Operating Expenses
Research & Development expense	66,903	27,910
Selling, general and administrative expenses	1,213,599	923,702
Total operating expenses	1,280,502	951,612
Loss from operations	(1,664,494)	(966,304)

Other income (expense)
Other income	4,000	-
Interest expense	(75,745)	(131)
Other expenses	(71,745)	(131)
Loss before income taxes	(1,736,239)	(966,435)
Provision for income taxes	-	7,500
Net loss from continuing operations	(1,736,239)	(973,935)
Loss from discontinued operations, net of income taxes	-	(410,578)
Net loss before non controlling interest	(1,736,239)	(1,384,513)
Net loss attributable to non-controlling interest	-	(171,885)
Net loss attributable to Powin Energy Corporation	(1,736,239)	(1,212,628)

Loss per share:
Basic and diluted loss per share
From continuing operations	(0.05)	(0.04)
From discontinued operations	-	(0.03)
Combined loss per share attributable to Common Shareholders	$(0.05)	$(0.07)

Weighted average shares outstanding:
Basic and Diluted	37,097,694	16,255,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2017	2016

OPERATING ACTIVITIES
Net loss from continuing operations	$(1,736,239)	$(973,935)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations, net of income taxes	-	(410,578)
Depreciation and amortization	45,391	11,319
Interest expense	51,374	-
Share based compensation	11,780	9,799
Write-down of excess/obsolete inventory	431,211	-
Changes in operating assets and liabilities
Accounts receivable	(42,408)	-
Notes and other receivables	45,469	(170,177)
Inventories	95,326	(425,891)
Prepaid expenses and deposits	(19,885)	(106,744)
Accounts payable	(58,864)	8,261
Accounts payable to a related party	11,513	-
Accrued payroll and other liabilities	329,271	-
Net cash used in operating activities – continuing operations	(836,061)	(2,057,946)
Net cash provided by operating activities – discontinued operations	-	330,062
Net cash used in operating activities	(836,061)	(1,727,884)

INVESTING ACTIVITIES
Acquisition of intangible assets	(7,484)	(2,988)
Cash paid to acquire non-controlling interest	-	9,194
Purchase of energy storage assets and equipment	(725,083)	-
Net cash (used in) provided by investing activities – continuing operations	(732,567)	6,206
Net cash used in investing activities – discontinued operations	-	(24,941)
Net cash used in investing activities	(732,567)	(18,735)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	2,000,000	-
Repayments of notes payables and debt	-	(10,770)
Proceeds from related parties	1,000,000	-
Repayments to related parties	(35,100)	-
Net cash provided by (used in) financing activities – continuing operations	2,964,900	(10,770)
Net cash provided by financing activities – discontinued operations	-	115,000
Net cash provided by financing activities	2,964,900	104,230
Impact of foreign exchange on cash	-	(3,080)
Net increase (decrease) in cash	1,396,272	(1,645,469)

Cash at beginning of period	432,044	2,866,507

Cash at end of period	$1,828,316	$1,221,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$35,000	$131

Income taxes paid	$-	$7,500
Preferred Stock to convert common stock	$1,150,900	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Overview of the Company

Powin Energy Corporation (“Powin”, “Company”, “we”, “us”) is a leading designer and developer of safe and scalable battery energy storage solutions for utility-scale, commercial and industrial, and microgrid applications. We are incorporated in the State of Nevada, and were founded in 1989 in Oregon. Until 2016, the Company operated as a contract manufacturer selling diverse products for leading North American retailers. In 2016, the Company sold off its contract manufacturing businesses, and on October 6, 2016, completed a merger between Powin Corporation and its subsidiary Powin Energy Corporation, with the surviving entity Powin Corporation changing its name to Powin Energy Corporation. We are focused on the rapidly growing advanced energy storage industry, and deploying our Stack140 modular battery system which features our patented bp-OS software controls.

The company’s wholly-owned subsidiaries include PPA Grand Johanna LLC, Don Lee Bess 1, LLC and Powin Energy Ontario Storage, LLC. The purpose of these entities is to hold energy storage assets.

Note 2 – Summary of significant accounting policies

Basis of consolidation

The consolidated condensed financial statements include the accounts of Powin and its wholly-owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.

Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the periods presented. Estimates are used for, but not limited to, inventory valuation, warranties, depreciable lives of property and equipment, inputs used to value stock-based compensation including volatility, lives of stock option awards and forfeiture rates, income taxes, and contingencies. Actual results could differ from those estimates.

Unaudited interim financial statements

The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2016, was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future year or interim period.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted ASU 2014-15 as of December 31, 2016, and have provided related disclosures in note 3 of our financial statements.

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

Revenue recognition

We recognize revenue for products and services when: (i) persuasive evidence of an arrangement exists, (ii) the service is performed or delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

For our energy storage assets that have been commissioned and placed in service, we recognize revenue when amounts under the contract with the customer are due and payable.

For product shipped directly from the Company’s warehouse or manufactured by the Company in the United States and then shipped to the customer, revenue is recognized at time of shipment as it is determined that ownership and title has passed to the customer at shipment and revenue is recognized.  Amounts billed to customers for freight and shipping are classified as revenue.

Products assembled in China and shipped directly to the customer may be either FOB Port of Origin or FOB Shipping Destination United States. If the product is shipped FOB Port of Origin revenue is recognized at time of delivery to the Company’s representative in China, when the proper bills-of-lading have been signed by the customer’s agent and ownership passed to the customer.  For product shipped FOB Shipping Destination, revenue is recognized when product is delivered to the customer, when all delivery documents have been signed by the receiving customer, and ownership has passed to the customer.

Concentration of Risk

As of March 31, 2017, our accounts receivable was derived primarily from one customer.

Cost of goods sold

Cost of goods sold includes cost of products and services sold during the period, net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Research and development expenses

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, and software translation costs for international markets.

Comprehensive loss

Comprehensive loss includes net loss and other comprehensive income (loss). The Company’s other comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

Net Loss Per Share

Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options and warrants as well as our convertible senior notes, are not included when their effect is anti-dilutive.

Liquidity and Capital Resources

As of March 31, 2017, we had $1,828,316 in principal sources of liquidity available in cash. Sources of cash are predominantly from proceeds from financing activities. Some of our sources of cash were also derived from our delivery of products and services, and from revenues from owned and installed energy assets operating under Power Purchase Agreements.

Where necessary, we evaluate alternatives to pursue liquidity options to fund ongoing operations and capital intensive initiatives. Should prevailing economic, financial, business or other factors adversely affect our ability to meet our operating cash requirements, we could be required to obtain funding through traditional or alternative sources of financing. We cannot be certain that additional funds would be available to us on favorable terms when required, or at all.

Inventories, net

Inventories consist of containers with partially or fully completed energy storage components, including batteries, inverters and battery management hardware and software. Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. As of March 31, 2017 and December 31, 2016, the components of inventories were as follows:

	March 31, 2017
	(unaudited)	December 31, 2016
Raw materials	$432,744	$434,092
Work in progress	113,861	113,861
Finished goods	1,127,023	1,221,001
Reserve for slow moving and obsolete inventory	(900,544)	(469,333)
Inventories, net	$773,084	$1,299,621

The Company reviews the carrying value of inventory for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the inventory is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $431,211 and $0 impairment expenses for inventories were recorded in cost of sales during the three months ended March 31, 2017 and 2016, respectively.

Notes receivables

Notes receivables consist of the following:

	March 31, 2017
	(unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
On October 3, 2016, the Company issued one loans to an unrelated party. The principal amount is $100,000 and the interest rate is 4%, due on November 3, 2017.	$58,818	$-	$75,385	$-
On October 3, 2016, the Company issued one loans to an unrelated party. The principal amount is $800,000 and the interest rate is 5%, due on November 21, 2024.	91,537	686,352	101,965	704,427
On October 3, 2016, the Company issued one loans to an unrelated party. The principal amount is $125,000 and no interest rate, due on December 3, 2020.	-	125,000	-	125,000
Other receivable	4,351	-	4,750	-
	$154,706	$811,352	$182,100	$829,427

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

The Company depreciates property and equipment over the following estimated useful lives:

Energy Storage Assets	10-20 years
Equipment	7-15 years
Leasehold improvements	39 years
Computers	3-5 years
Vehicles	5-7 years
Furniture and fixtures	3-5 years

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the three months ended March 31, 2017 and 2016.

Intangible Assets

All of our intangible assets include websites and also patents that are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicates the asset may be impaired. Based on this assessment, no impairment expenses for intangible assets were recorded in operating expenses during the three months ended March 31, 2017 and 2016. Intangible assets amounted $180,740 and $175,297 as of March 31, 2017 and December 31, 2016, respectively. Amortization expenses amounted to $2,041 and $4,641 for the three months ended March 31, 2017 and 2016, respectively.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at March 31, 2017 and December 31, 2016, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

Stock-Based Compensation

The Company measures stock-based compensation expense for all share-based awards granted to employees based on the estimated fair value of those awards at grant-date.  The cost of restricted stock awards is determined using the fair market value of our common stock on the date of grant.  The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Forfeiture rates are estimated at grant-date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

Note 3: Going concern

The Company sustained a net loss $1,736,239 and $1,384,513 during the three months ended March 31, 2017 and 2016. The Company has accumulated deficit of $30,468,815 as of March 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•
In early 2017, the Company completed the installation of a 2-megawatt / 8-megawatt-hour Battery Energy Storage System with the Southern California Edison utility, and recorded revenues of $71,155 for the quarter ended March 31, 2017 associated with this installation.

•
Management is actively in ongoing discussions with several parties regarding various forms of funding, which if successful, would mitigate any going concern risks within one year from the date of issuance of its financial statements for the quarter ended March 31, 2017.

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

Note 4: Property and equipment, net

The components of property and equipment were as follows:

	March 31, 2017 (unaudited)	December 31, 2016
Energy Storage Assets	$5,308,641	$4,882,025
Equipment	50,385	50,385
Leasehold improvements	7,564	7,564
Computers	99,365	99,365
Vehicles	32,983	32,983
Construction in progress	298,467	-
	5,797,405	5,072,322
Accumulation depreciation	(125,105)	(81,755)
Property and equipment – net	$5,672,300	$4,990,567

For the three months ended March 31, 2017 and 2016, depreciation of property and equipment amounted $43,350 and $6,678, respectively.

Note 5: Loss per share

Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options and warrants as well as our convertible senior notes, are not included when their effect is anti-dilutive.

The Company had 11,509 shares of outstanding Series A preferred stock as of December 31, 2016. On March 21, 2017, the board of directors of the company authorized the issuance of one share of the company’s Common Stock in exchange for each share of Series A stock. All shares of Series A Preferred Stock were cancelled.

The Company has 102,000 shares of outstanding stock options as of March 31, 2017 and December 31, 2016.

On April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of March 31, 2017 and December 31, 2016, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (unaudited)	December 31, 2016
Series A preferred stock	-	230,180
Warrants	100,000	100,000
Stock options	102,000	102,000
	202,000	432,180

For the three months ended March 31, 2017 and 2016, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 6: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	March 31, 2017 (unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
Loan from a third party, starting March 16, 2017,
due March 16, 2019, at a 6% interest rate, with a
security interest in the assets of PPA Grand Johanna
LLC and a $1million personal guarantee from Joseph
Lu. Subject to meeting the requirements of a qualified
financing event within 24 months of the date of this
note, the note holder will have the right to convert the
note balance into offered securities. The first $1million
of the Note balance is eligible to be converted at 90%
of the price paid per share under the qualified financing,
and the remaining balance at the same price per share
paid by the other participants.
	$-	$2,000,000	$-	$-
Loan from a third party, starting July 5, 2016, due July 4, 2017, at a 6% interest rate, with no collateral	1,484,118	-	1,484,118	-
Accrued interest	67,345	5,260	44,234	-
Total long-term debt, including current portion and accrued interest	$1,551,463	$2,005,260	$1,528,352	$-

Interest expenses related to notes payable and long-term debt amounted to $28,371 and $131 for the three months ended March 31, 2017 and 2016, respectively.

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

Effective January 1, 2017, the Company entered into a lease amendment. The Company leased 28,275 square feet of the building. The lease term is through June 30, 2021 and all property taxes, utilities and facility maintenance were charge at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $17,706.50.

The Company leases a facility from 3U Millikan, LLC, a company owned by Xilong Zhu, the Company’s Board of Director. This lease is commencing October 10, 2016 and ending January 9, 2027 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly base rental expense is $17,550, commencing January 1, 2017 and ending January 9, 2027.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending March 31,
2018	$424,659
2019	431,028
2020	437,580
2021	444,330
2022	291,932
Thereafter	1,235,157
Total	$3,264,686

For the three months ended March 31, 2017 and 2016, total lease expense paid for all operating rents and leases was $105,770 and $70,681, respectively. These leases are also disclosed in Note 10, related party transactions.

Note 8:  Capital stock

Preferred Stock

On March 21, 2017, the board of directors of the company authorized the issuance of one share of the company’s Common Stock in exchange for each share of Series A stock. All shares of Series A Preferred Stock were cancelled.

Common Stock

On April 15, 2013, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of March 31, 2017 and December 31, 2016, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Warrants	price	(Years)	Value
Outstanding at December 31, 2016	100,000	$25	1.4	$-
Exercisable at December 31, 2016	100,000	$25	1.4	$-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at March 31, 2017	100,000	$25	1.15	$-
Exercisable at March 31, 2017	100,000	$25	1.15	$-

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

The Company has never paid a cash dividend and does not intend to pay cash dividends in the foreseeable future, so the dividend yield used in the calculation is 0%. The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The term of the option is the expiration as there is no ready market for employees to exercise and sell shares and to date no option has been exercised on the 2011 plan.

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Options	price	(Years)	Value
Outstanding at December 31, 2016	102,000	$5.7	4.88	$-
Exercisable at December 31, 2016	84,059	$6.5	4.28	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at March 31, 2017	102,000	$5.7	4.63	$-
Exercisable at March 31, 2017	89,089	$6.5	4.07	$-

Stock option expense included in operating expense for the three months ended March 31, 2017 and 2016 is $11,780 and $34,740, respectively. As of March 31, 2017 and December 31, 2016, remaining unvested stock expenses amounted to $21,516 and $46,126, respectively.

Note 10:  Related party transactions

Rent from Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC (“Lu Pacific”), an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $53,120 and $70,681 for the three months ended March 31, 2017 and 2016, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s facilities in Irvine owned by 3U Millikan, LLC, a California limited liability company, controlled by Xilong Zhu (“Mr. Zhu”), a Director of the Board. Rent expenses were $52,650 and $0 for the three months ended March 31, 2017 and 2016 respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Accounts payable to a related party

Accounts payable to a related party amounted to $2,458,861 and $2,447,348 as of March 31, 2017 and December 31, 2016, respectively. Accounts payable to a related party is accounts payable to a vendor of which our company’s CEO is a significant shareholder.

Loans from Related Parties

	March 31, 2017
	(unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
On October 18, 2016, the Company secured two loans from Lu Pacific. The principal amount is $150,000 and the interest rate is 6%, due on May 31, 2017. As of March 31, 2017, interest accrued on the loans was $4,044. Interest expense amounted to $2,219 for the three months ended March 31, 2017.	$154,044	$-	$151,825	$-
On October 27, 2016, the Company secured a loan from Lu Pacific. The principal amount is $2,000,000, and the interest rate is 7%, due on October 31, 2018. As of March 31, 2017, accrued interest is $13,168. Interest expense amounted to $34,521 for the three months ended March 31, 2017.	-	2,013,169	-	2,013,648
On October 18, 2016, the Company secured a loan from Joseph Lu, CEO and Chairman of the Company. The principal amount is $115,000 and the interest rate is 6%, due on January 31, 2018. As of March 31, 2017, and accrued interest is $3,100. Interest expense amounted to $1,701 for the three months ended March 31, 2017.	118,100	-	116,399	-
On December 30, 2016, the Company borrowed loan from Joseph Lu, CEO and Chairman of the Company. The principal is $600,000, interest rate is 6%, due on June 30, 2017. As of March 31, 2017, and accrued interest is $8,975. Interest expense amounted to $8,877 for the three months ended March 31, 2017.	608,975	-	600,099	-
On January 26, 2017, the Company borrowed loan from Joseph Lu, CEO and Chairman of the Company. The principal is $1,000,000, interest rate is 6%, due on June 30, 2017. As of March 31, 2017, and accrued interest is $10,685. Interest expense amounted to $10,685 for the three months ended March 31, 2017.	1,010,685	-	-	-
On October 14, 2016, the Company borrowed loan from Xilong Zhu, a director of the Company. The principal is $35,100, interest rate is 0%, due on March 1, 2017. As of March 31, 2017, and accrued interest is $0. Interest expense amounted to $0 for the three months ended March 31, 2017. The loan was paid off on March 6, 2017.	-	-	35,100	-

Total	$1,891,804	$2,013,169	$903,422	$2,013,648

Purchase from Related Parties

Mr. Lu’s son, Danny Lu, owns 49% of Yangzhou Finway Energy Tech Co. since May 2016. The Company made purchase from Yangzhou Finway Energy Tech Co. in the amount of $6,260 and $0 for the three months ended March 31, 2017 and 2016, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $2,458,861 and $2,447,347 at March 31, 2017 and December 31, 2016, respectively.

The Company made purchases from Quailhurst Vineyard Estates, an Oregon company, controlled by Joseph Lu in the amount of $2,957 and $0 for the three months ended March 31, 2017 and 2016, respectively. Amounts due to Quailhurst Vineyard Estates amounted to $0 and $3,332 at March 31, 2017 and December 31, 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 31, 2017, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

Note Regarding Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words "expect," "anticipate," "estimate," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should" and "believe" or the negative of those terms or other variations or comparable terminology to identify its forward-looking statements. Not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements, and you should not place undue reliance on these forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results or events to differ materially from the plans, intentions or expectations disclosed in these forward-looking statements, including, without limitation, the risks set forth annual report on Form 10-K and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

Incorporated in the State of Nevada, Powin Energy Corporation is a leading designer and developer of safe and scalable battery energy storage solutions for utility-scale, commercial and industrial, and microgrid applications. We are focused on the rapidly growing advanced energy storage industry, and our Stack140 modular battery system features our patented Battery Pack Operating System (bp-OS) that provides critical insight into system functions and lifespan.

Our primary source of revenues are from sales of our Stack140 modular battery system and from Power-Purchase Agreements from energy storage assets placed in-service.

Management Opportunities, Challenges and Risks

Industry experts project the energy market to grow an average of 60% per year over the next five years.  During the same five-year period, Powin Energy forecasts securing 4% to 7% of the contracts in that market.  The conservative contract acquisition rate allows Powin Energy to grow at a manageable rate and achieve profitability.  Management continues to pursue strategic investments which will allow for more aggressive growth in future years.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Results of Operations

Revenues
Revenue for the three months ended March 31, 2017, increased $102,010 or 899.8% from $11,337 in the same period of 2016 to $113,347. $71,155 of this increase was revenue from the deployment of an energy storage asset in Southern California which was placed in service in January 2017.

Cost of Sales and Gross Profit (Loss)

Cost of sales for the three months ended March 31, 2017, increased $471,310 or 1,810.7%, from $26,029 in the same period of 2016 to $497,339. A significant portion of this increase is due to the write-down of slow moving and excess/obsolete inventories.

Gross loss for the three months ended March 31, 2017, increased $369,300 or 2,513.6%, from $14,692 in the same period of 2016 to $383,992 due the reasons stated above.

Research and Development Expenses

Research & Development expense for the three months ended March 31, 2017, increased $38,993 or 139.7%, from $27,910  in the same period of 2016 to $66,903.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017, increased 289,897 or 31.4%, from $923,702 in the same period of 2016 to $1,213,599.  Increase is primarily due to increased staffing costs as the company prepares for future growth.

Interest Expense

Interest expenses for the three months ended March 31, 2017, increased $75,614 or 57,720.61%, from $131 in the same period of 2016 to $75,745. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2017, decreased $7,500 or 100.00%, from $7,500 in the same period of 2016 to $0.

Net Loss

For the three months ended March 31, 2017, the Company had net loss of $1,736,239 or $0.05 per share, compared to net loss of $1,384,513 or $0.07 per share for the same period of 2016.

Liquidity and Capital Resources

Cash used in operating activities was approximately $836,061 for the three months ended March 31, 2017 compared to $1,727,884 used in operating activities for the same period in 2016. The decrease of cash used in operating activities is mainly due to purchase of less inventories and write-down of excess and obsolete inventory and an increase in accrued payroll and other liabilities.

Cash used in investing activities was $732,567 and $18,735 during the three months ended March 31, 2017 and 2016, respectively, as the Company finalized the construction and deployment of a new energy storage asset in Southern California in the first quarter of 2017. .

Cash provided by financing activities were approximately $2,964,900 for the three months ended March 31, 2017, compared to $104,230 provided by financing activities for the same period in 2016. The increase of cash provided from financing activities is due to increased proceeds from notes payables and debt and proceeds from related parties.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In three months ended March 31, 2017, the company did not issue any shares of Common Stock to our directors for their services on the Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the three-month period ended March 31, 2017.

In the first quarter of 2017, 11,509 shares of preferred stock had converted into common stock.

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

Dated: May 12, 2017

By:/s/ Joseph Lu Chief Executive Officer (Principal Executive Officer)

By:/s/ Geoffrey Brown
President

By:/s/ Craig Eastwood
Chief Financial Officer
(Principal Financial Officer)