Form 10-Q
period 2017-06-30
POWIN ENERGY CORP
filed 2017-08-11
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 11, 2017, there were 37,107,924 shares of Common Stock, $0.001 par value, outstanding.

POWIN ENERGY CORPORATION

Index

PART I.        FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30,2017 and 2016 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	Note Regarding Forward Looking Statements	20
	Overview	20
	Critical Accounting Policies	21
	Results of Operations	21
	Liquidity and Capital Resources	23
	Off-Balance Sheet Arrangements	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities.	24
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	25

PART I.       FINANCIAL INFORMATION

Item 1. Condensed Financial Statements. POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2017	2016
	(unaudited)	（Audited)
Assets
Current Assets
Cash	$4,036,408	$432,044
Restricted Cash	117,400	-
Accounts receivable, net	106,322	13,451
Notes and other receivables - current	126,787	182,100
Inventories, net	353,128	1,299,621
Prepaid expenses and deposits	568,343	267,485
Total current assets	5,308,388	2,194,701

Notes and other receivables - non current	789,544	829,427
Property and equipment, net	7,017,342	4,990,567
Intangible assets, net	185,027	175,297
Total assets	$13,300,301	$8,189,992

Liabilities and shareholders' equity
Current Liabilities
Accounts payable	$1,002,637	$672,322
Accounts payable to a related party	2,462,445	2,447,348
Accrued payroll and other accrued liabilities	233,455	82,491
Notes payable - current portion of long-term debt and accrued interest	1,722,929	1,528,352
Payable to related parties - current	3,900,369	903,422
Total current liabilities	9,321,835	5,633,935
Non-Current Liabilities
Notes payables and long-term debt - non current	2,035,178	-
Payable to related parties - non current	5,049,347	2,013,648
Total non-current Liabilities	7,084,525	2,013,648
Total liabilities	16,406,360	7,647,583
Stockholders' equity
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 1, 0 and 11,509 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	1,150,900
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 37,107,924 and 37,096,415 shares issued and outstanding as of June 30, 2017 and December 31, 2016 , respectively	37,108	37,097
Additional paid-in capital	29,261,436	28,086,988
Accumulated deficit	(32,404,603)	(28,732,576)
Total Powin Energy Corporation stockholders' equity	(3,106,059)	542,409

Total liabilities and shareholders' equity	$13,300,301	$8,189,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Net sales
Product sales	$-	$13,008	$42,192	$24,345
Revenue from energy storage assets	83,940	-	155,095	-
Net sales total	83,940	13,008	197,287	24,345
Cost of sales
Product sales	420,246	17,743	876,935	43,772
Cost from energy storage assets	76,071	-	116,720	-
Cost of sales total	496,317	17,743	993,655	43,772
Gross profit (loss)	(412,377)	(4,735)	(796,368)	(19,427)

Operating Expenses
Research & Development expense	90,750	-	157,653	27,910
Selling, general and administrative expenses	1,322,441	1,003,835	2,536,040	1,927,537
Total operating expenses	1,413,191	1,003,835	2,693,693	1,955,447
Loss from operations	(1,825,568)	(1,008,570)	(3,490,061)	(1,974,874)

Other income (expense)
Other income	2,500	-	6,500	-
Interest expense	(108,971)	(40)	(184,716)	(171)
Other expenses	(106,471)	(40)	(178,216)	(171)
Loss before income taxes	(1,932,039)	(1,008,610)	(3,668,277)	(1,975,045)
Provision for income taxes	3,750	-	3,750	7,500
Net loss from continuing operations	(1,935,789)	(1,008,610)	(3,672,027)	(1,982,545)
Loss from discontinued operations, net of income taxes	-	(343,663)	-	(754,241)
Net loss before non controlling interest	(1,935,789)	(1,352,273)	(3,672,027)	(2,736,786)
Net loss attributable to non-controlling interest	-	(177,995)	-	(349,880)
Net loss attributable to Powin Corporation	(1,935,789)	(1,174,278)	(3,672,027)	(2,386,906)

Loss per share:
Basic and diluted loss per share
From continuing operations	(0.05)	(0.05)	(0.10)	(0.10)
From discontinued operations	-	(0.02)	-	(0.05)
Combined loss per share attributable to Common Shareholders	$(0.05)	$(0.07)	$(0.10)	$(0.15)

Weighted average shares outstanding:
Basic and Diluted	37,107,924	16,258,641	37,102,837	16,257,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2017	2016

OPERATING ACTIVITIES
Net loss from continuing operations	$(3,672,027)	$(1,982,547)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations, net of income taxes	-	(754,241)
Depreciation and amortization	113,131	26,278
Non-cash interest expense	155,148	-
Share based compensation	23,560	20,624
Impairment of inventory	851,206	-
Changes in operating assets and liabilities
Increase of restricted cash	(117,400)	-
Accounts receivable	(92,871)	7,632
Notes and other receivables	95,196	(9,026)
Inventories	95,287	(480,309)
Prepaid expenses and deposits	(300,858)	(228,313)
Accounts payable	330,313	42,658
Accounts payable to a related party	15,101	-
Accrued payroll and other liabilities	150,964	34,094
Net cash used in operating activities – continuing operations	(2,353,250)	(3,323,150)
Net cash provided by operating activities – discontinued operations	-	504,044
Net cash used in operating activities	(2,353,250)	(2,819,106)

INVESTING ACTIVITIES
Acquisition of intangible assets	(11,771)	(10,896)
Cash paid to acquire non-controlling interest	-	(15,747)
Purchase of energy storage assets and equipment	(2,137,865)	(58,500)
Net cash (used in) provided by investing activities – continuing operations	(2,149,636)	(85,143)
Net cash used in investing activities – discontinued operations	-	(44,457)
Net cash used in investing activities	(2,149,636)	(129,600)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	2,150,000	-
Repayments of notes payables and debt	-	(19,271)
Proceeds from related parties	6,159,321	-
Repayments to related parties	(202,071)	-
Net cash provided by (used in) financing activities – continuing operations	8,107,250	(19,271)
Net cash provided by financing activities – discontinued operations	-	268,512
Net cash provided by financing activities	8,107,250	249,241
Impact of foreign exchange on cash	-	41,888
Net increase (decrease) in cash	3,604,364	(2,657,577)

Cash at beginning of period	432,044	2,866,507

Cash at end of period	$4,036,408	$208,930

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$58,333	$171

Income taxes paid	$3,750	$7,500
Preferred Stock to convert common stock	$1,150,900	$-

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

The company’s whollyowned subsidiaries include PPA Grand Johanna LLC (‘PPA”), Don Lee Bess 1, LLC,Powin Energy Ontario Storage, LLC (“PE Ontario”), and Powin Energy Ontario Storage II, LP The purpose of these entities is to hold energy storage assets.

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016 of cash flows for the six months ended June 30, 2017 and 2016, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2016, was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future year or interim period.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted ASU 2014-15 and have provided related disclosures in note 3 of our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for us beginning with the first quarter of 2017. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

Concentration of Risk

As of June 30, 2017, our accounts receivable was derived primarily from one customer.

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

Liquidity and Capital Resources

As of June 30, 2017, we had $4,036,408 in principal sources of liquidity available in cash. Sources of cash are predominantly from proceeds from financing activities. Additional sources of cash were also derived from revenues from owned and installed energy assets operating under Power Purchase Agreements.

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

Inventories, net

Inventories consist of containers with partially or fully completed energy storage components, including batteries, inverters and battery management hardware and software. Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. As of June 30, 2017 and December 31, 2016, the components of inventories were as follows:

	June 30, 2017
	(unaudited)	December 31, 2016
Raw materials	$432,744	$434,092
Work in progress	114,150	113,861
Finished goods	1,127,023	1,221,001
Reserve for slow moving and obsolete inventory	(1,320,789)	(469,333)
Inventories, net	$353,128	$1,299,621

The Company reviews the carrying value of inventory for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the inventory is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $851,206 and $0 impairment expenses for inventories were recorded in cost of sales during the six months ended June 30, 2017 and 2016, respectively. $419,995 and $0 impairment expenses for inventories were recorded in cost of sales during the three months ended June 30, 2017 and 2016, respectively.

Notes receivables

Notes receivables consist of the following:

	June 30, 2017
	(unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
On October 3, 2016, the Company issued a loan to an unrelated party. The principal amount is $100,000 and the interest rate is 4%, due on November 3, 2017.	$33,778	$-	$75,385	$-
On October 3, 2016, the Company issued a loan to an unrelated party. The principal amount is $800,000 and the interest rate is 5%, due on November 21, 2024.	92,686	664,544	101,965	704,427
On October 3, 2016, the Company issued a loan to an unrelated party. The principal amount is $125,000 with no interest rate, due on December 3, 2020.	-	125,000	-	125,000
Other receivable	323	-	4,750	-
	$126,787	$789,544	$182,100	$829,427

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the six months ended June 30, 2017 and 2016.

Intangible Assets

All of our intangible assets include websites and also patents that are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicates the asset may be impaired. Based on this assessment, no impairment expenses for intangible assets were recorded in operating expenses during the three and six months ended June 30, 2017 and 2016. Intangible assets amounted $185,027 and $175,297 as of June 30, 2017 and December 31, 2016, respectively. Amortization expenses amounted to $2,041 and $10,970 for the six months ended June 30, 2017 and 2016, respectively. Amortization expenses amounted to $0 and $6,329 for the three months ended June 30, 2017 and 2016, respectively.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at June 30, 2017 and December 31, 2016, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

Note 3: Going concern

The Company sustained a net loss $1,935,789 and $1,174,278 during the three months ended June 30, 2017 and 2016. The Company sustained a net loss $3,672,027 and $2,386,906 during the six months ended June 30, 2017 and 2016. The Company has accumulated deficit of $32,404,603 and $28,732,576 as of June 30, 2017 and December 31, 2016, respectively. Working capital amounted to $(4,013,447) and $(3,439,234) as of June 30, 2017 and December 31, 2016, respectively. The Company also has notes payable to unrelated parties due within 12 months amounting $1,722,929 and $1,528,352 as of June 30, 2017 and December 31, 2016, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•
In early 2017, the Company completed the installation of a 2-megawatt / 8-megawatt-hour Battery Energy Storage System with the Southern California Edison utility, and recorded revenues of $155,094.95 for the six months ended June 30, 2017 associated with this installation.

*
Management is actively in ongoing discussions with several parties regarding various forms of funding, which if successful, would mitigate any going concern risks within one year from the date of issuance of its financial statements for the quarter ended June 30, 2017.

*	In June 2017, the Company successfully raised $5,150,000 in short and long-term debt financing. Details of these financing activities are discussed in notes 6 and 10 of these financial statements.

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

Note 4: Property and equipment, net

The components of property and equipment were as follows:

	June 30, 2017 (unaudited)	December 31, 2016
Energy Storage Assets	$5,450,602	$4,882,025
Equipment	50,385	50,385
Leasehold improvements	7,564	7,564
Computers	99,365	99,365
Vehicles	32,983	32,983
Construction in progress	1,569,288	-
	7,210,187	5,072,322
Accumulation depreciation	(192,845)	(81,755)
Property and equipment – net	$7,017,342	$4,990,567

For the three months ended June 30, 2017 and 2016, depreciation of property and equipment amounted $67,740 and $8,628, respectively. For the six months ended June 30, 2017 and 2016, depreciation of property and equipment amounted $111,090 and $15,306, respectively.

Construction in progress represents process the cost incurred-to-date for the company’s energy Storage project currently underway in Ontario Canada.

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

The Company has 102,000 shares of outstanding stock options as of June 30, 2017 and December 31, 2016.

On April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of June 30, 2017 and December 31, 2016, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (unaudited)	December 31, 2016
Series A preferred stock	-	230,180
Warrants	100,000	100,000
Stock options	102,000	102,000
	202,000	432,180

For the three and six months ended June 30, 2017 and 2016, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 6: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	June 30, 2017 (unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
Loan from a third party, starting March 16, 2017,due March 16, 2019, at a 6% interest rate, with a security interest in the assets of PPA Grand Johanna LLC and a $1million personal guarantee from Joseph Lu. Subject to meeting the requirements of a qualified financing event within 24 months of the date of this note, the note holder will have the right to convert the note balance into offered securities. The first $1millionof the note balance is eligible to be converted at 90%of the price paid per share under the qualified financing, and the remaining balance at the same price per share paid by the other participants.
	$-	$2,000,000	$-	$-

Loan from a third party, starting July 5, 2016,due July 4, 2017, at a 6% annual interest rate, with no collateral The Company is in the process of renewing the note, with no collateral.	1,484,118	-	1,484,118	-
Loan from a third party, starting June 13, 2017,due June 30, 2018, at a 10% annual interest rate, with no collateral	150,000
Accrued interest	88,811	35,178	44,234	-
Total long-term debt, including current portion and accrued interest	$1,722,929	$2,035,178	$1,528,352	$-

Interest expenses related to notes payable and long-term debt amounted to $52,858 and $40 for the three months ended June 30, 2017 and 2016, respectively. Interest expenses related to notes payable and long-term debt amounted to $80,075 and $171for the six months ended June 30, 2017 and 2016, respectively.

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

The Company leases a facility from 3U Millikan, LLC, a company owned by Xilong Zhu, a member of the Company’s Board of Director. This lease commenced on October 10, 2016 and will terminate on January 9, 2027 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly base rental expense is $17,550, commencing January 1, 2017 and ending January 9, 2027.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending June 30,
2018	$426,240
2019	432,654
2020	439,254
2021	446,058
2022	240,588
Thereafter	1,174,122
Total	$3,158,916

For the three months ended June 30, 2017 and 2016, total lease expense paid for all operating rents and leases was $105,770 and $70,681, respectively. For the six months ended June 30, 2017 and 2016, total lease expense paid for all operating rents and leases was $211,539 and $141,362, respectively. These leases are also disclosed in Note 10, related party transactions.

On June 27, 2017, the Company entered into a lease agreement for its Ontario Project, at Stratford location. The Company leased 1 acre of land from an unrelated party. The lease term is for three years and will start upon commissioning and acceptance of the project. The annual rental expense is $30,100. The lease has term to renew 2 additional terms of 5 years each with 6 months notices.

Note 8:  Capital stock

Preferred Stock

On March 21, 2017, the board of directors of the company authorized the issuance of one share of the company’s Common Stock in exchange for each share of Series A stock. All shares of Series A Preferred Stock were cancelled.

Common Stock

On April 15, 2013, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of June 30, 2017 and December 31, 2016, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Warrants	price	(Years)	Value
Outstanding at December 31, 2016	100,000	$25	1.4	$-
Exercisable at December 31, 2016	100,000	$25	1.4	$-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at June 30, 2017	100,000	$25	1.15	$-
Exercisable at June 30, 2017	100,000	$25	1.15	$-

Note 9: Stock options

Ratification of the plan is scheduled for the shareholders’ meeting on August 17th, 2017. As of the date of this filing, no awards have been granted under this plan. In June 2017, the Company’s Board of Directors approved the adoption of the Powin Energy Corporation 2017 Stock Option Plan (“The 2017Plan”).

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

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Options	price	(Years)	Value
Outstanding at December 31, 2016	102,000	$5.7	4.88	$-
Exercisable at December 31, 2016	84,059	$6.5	4.28	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at June 30, 2017	102,000	$5.7	4.38	$-
Exercisable at June 30, 2017	94,175	$6.4	3.85	$-

Stock option expense included in operating expense for the three months ended June 30, 2017 and 2016 is $11,780 and $9,025, respectively. Stock option expense included in operating expense for the six months ended June 30, 2017 and 2016 is $23,560 and $18,824, respectively. As of June 30, 2017 and December 31, 2016, remaining unvested stock expenses amounted to $0 and $46,126, respectively.

Note 10:  Related party transactions

Rent from Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC (“Lu Pacific”), an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $53,120 and $70,681 for the three months ended June 30, 2017 and 2016, respectively. Rent expenses were $106,240 and $141,362for the six months ended June 30, 2017 and 2016, respectively.  Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s facilities in Irvine, California are owned by 3U Millikan, LLC, a California limited liability company, controlled by Xilong Zhu, a director of the Company. Rent expenses were $52,650 and $0 for the three months ended June 30, 2017 and 2016, respectively. Rent expenses were $105,300 and $0 for the six months ended June 30, 2017 and 2016, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.
Accounts payable to a related party

Accounts payable to a related party amounted to $2,462,445 and $2,447,348 as of June 30, 2017 and December 31, 2016, respectively. Accounts payable to a related party is accounts payable to a vendor of which our Company’s VP of Sales is a significant shareholder.

Loans from Related Parties

	June 30, 2017
	(unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
On May 31, 2017, the Company renewed two loans from Lu Pacific. The principal amount is $159,321 and the annual interest rate is 6%, due on May 31, 2018, with no collateral. As of June 30, 2017, accrued interest is $812.Interest expense amounted to $2,244for the three months ended June 30, 2017and amounted to $4,463 for the six months ended June 30, 2017.	$160,132	$-	$151,825	$-
On October 26, 2016, the Company secured a loan from Lu Pacific. The principal amount is$2,000,000, and the annual interest rate is 7%, due on October 26, 2018, with no collateral. As of June 30, 2017, accrued interest is $13,073. Interest expense amounted to $34,904for the three months ended June 30, 2017.Interest expense amounted to $69,424for the six months ended June 30, 2017.	-	2,013,073	-	2,013,648
On October 18, 2016, the Company secured a loan from Joseph Lu, CEO and Chairman of the Company. The principal amount is$115,000 and the annual interest rate is 6%, due on January 31, 2018, with no collateral. As of June 30, 2017, and accrued interest is $4,821. Interest expense amounted to $1,720 for the three months ended June 30, 2017.Interestexpense amounted to $3,422 for the six months ended June 30, 2017.	119,821	-	116,399	-
On December 30, 2016, the Company borrowed the sum of $600,000 from Joseph Lu, CEO and Chairman of the Company and issued its note in the principal amount of $600,000, with an annual interest rate of 6%, due on June 30, 2017, with no collateral. As of June 30, 2017, accrued interest is $17,951. Interest expense amounted to$8,975 for the three months ended June 30, 2017.Interest expense amounted to $17,852 for the six months ended June 30,2017. The Company is in the process of renewing the note.	617,951	-	600,099	-
On January 26, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, CEO and Chairman of the Company and issued its note in the principal amount of $1,000,000, with an annual interest rate is 6%, due on January26, 2019. The note is secured by the Company’s intellectual property. As of June 30, 2017, accrued interest is$29,918. Interest expense amounted to $17,452for the three months ended June 30, 2017.Interest expense amounted to $29,918 for the six months ended June 30, 2017.		1,029,918	-	-
On June 5, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, CEO and Chairman of the Company and issued its note in the principal amount of $1,000,000, with an annual interest rate of 6%, due on June 5, 2019. The loan is secured by the assets of PPA and assets of PE Ontario. In the event of default, the note becomes convertible into equity. As of June 30, 2017, and accrued interest is$4,274. Interest expense amounted to $4,274for the three months ended June 30, 2017.Interest expense amounted to $4,274 for the six months ended June 30, 2017.		1,005,699
On June 28, 2017, the Company borrowed a loan from Xiaoyin Zhu, a shareholder with more than 5% of total ownership. The principal is $3,000,000; interest rate is 10%, due on September 27, 2017.The loan is secured by the assets of PPA and assets of PE Ontario. In the event of default, the note becomes convertible into equity. As of June 30, 2017, accrued interest is $2,465. Interest expense amounted to $2,465for the three months ended June 30, 2017.Interest expense amounted to $2,465 for the six months ended June 30, 2017.	3,002,465	-	-	-
On June 28, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, CEO and Chairman of the Company and issued its notes in the principal amount of $1,000,000, with an annual interest rate of 6%, due on June 28, 2019.The loan is secured by the assets of PPA and assets of PE Ontario. In the event of default, the note becomes convertible into equity. As of June 30, 2017, and accrued interest is$493. Interest expense amounted to $493for the three months ended June 30, 2017.Interest expense amounted to $493 for the six months ended June 30, 2017.		1,000,657
On October 14, 2016, the Company borrowed the sum of $35,100 from Xilong Zhu, a director of the Company and issued its note in the principal amount of $35,100, with an annual interest rate of 0%, due on March 1, 2017, with no collateral. As of March31, 2017, and accrued interest is $0. Interest expense amounted to $0 for the three months ended June 30, 2017. The loan was paid off on March 6, 2017.	-	-	35,100	-

Total	$3,900,369	$5,049,347	$903,422	$2,013,648

Interest expenses related to loans from related parties amounted to $72,686 and $40 for the three months ended June 30, 2017 and 2016, respectively. Interest expenses related to loans from related parties amounted to $130,250 and $171for the six months ended June 30, 2017 and 2016, respectively.
Purchase from Related Parties

Mr. Lu’s son, Danny Lu, owns 49% of Yangzhou Finway Energy Tech Co. since May 2016. The Company made purchases from Yangzhou Finway Energy Tech Co. in the amount of $9,843 and $0 for the six months ended June 30, 2017 and 2016, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $2,462,445 and $2,447,347 at June 30, 2017 and December 31, 2016, respectively.

The Company made purchases from Quailhurst Vineyard Estates, an Oregon company, controlled by Joseph Lu in the amount of $3,177 and $0 for the six months ended June 30, 2017 and 2016, respectively. Amounts due to Quailhurst Vineyard Estates amounted to $220 and $3,332 at June 30, 2017 and December 31, 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on June 30, 2017, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Management Opportunities, Challenges and Risks

Industry experts project the energy market to grow an average of 60% per year over the next five years.  During the same five-year period, Powin Energy forecasts securing 4% to 7% of the contracts in that market.  The conservative contract acquisition rate allows Powin Energy to grow at a manageable rate and achieve profitability.  Management continues to pursue strategic investments that will allow for more aggressive growth in future years.

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

Results of Operations For the Three Months Ended June 30, 2017 and 2016

Revenues

Revenue for the three months ended June 30, 2017, increased $70,932 or 545.3% from $13,008 in the same period of 2016 to $83,940. All of this increase was revenue from the deployment of an energy storage asset in Southern California which was placed in service in January 2017.

Cost of Sales and Gross Profit (Loss)

Cost of sales for the three months ended June 30, 2017, increased $478,574 or 2,697.3%, from $17,743 in the same period of 2016 to $496,317. A significant portion of this increase is due to the impairment of finished goods inventories on hand.

Gross loss for the three months ended June 30, 2017, increased $407,642 or 8,609.1%, from $4,735 in the same period of 2016 to $412,377 due the reasons stated above.

Research and Development Expenses

Research & Development expense for the three months ended June 30, 2017, increased $90,750 or 100.0%, from $0 in the same period of 2016 to $90,750.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017, increased 318,606 or 31.7%, from $1,003,835 in the same period of 2016 to $1,322,441.  Increase is primarily due to increased staffing costs as the company prepares for future growth.

Interest Expense

Interest expenses for the three months ended June 30, 2017, increased $108,931 or 272,327.5%, from $40in the same period of 2016 to $108,971. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2017, increased $3,750 or 100.0%, from $0 in the same period of 2016 to $3,750.

Net Loss

For the three months ended June 30, 2017, the Company had net loss of $1,935,789 or $0.05 per share, compared to net loss of $1,174,278 or $0.07 per share for the same period of 2016.

Results of Operations For the Six Months Ended June 30, 2017 and 2016

Revenues

Revenue for the six months ended June 30, 2017, increased $172,942 or 710.4% from $24,345 in the same period of 2016 to $197,287. $155,095 of this increase was revenue from the deployment of an energy storage asset in Southern California which was placed in service in January 2017.

Cost of Sales and Gross Profit (Loss)

Cost of sales for the six months ended June 30, 2017, increased $949,883 or 2,170.1%, from $43,772 in the same period of 2016 to $993,655. A significant portion of this increase is due to the write-down of slow moving and excess/obsolete inventories.

Gross loss for the six months ended June 30, 2017, increased $776,941 or 3,999.3%, from $19,427 in the same period of 2016 to $796,368 due the reasons stated above.

Research and Development Expenses

Research and Development expense for the six months ended June 30, 2017, increased $129,743 or 464.9%, from $27,910 in the same period of 2016 to $157,653.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2017, increased $608,503 or 31.6%, from $1,927,537 in the same period of 2016 to $2,536,040.  Increase is primarily due to increased staffing costs as the company prepares for future growth.

Interest Expense

Interest expenses for the six months ended June 30, 2017, increased $184,545 or 107,921.1%, from $171 in the same period of 2016 to $184,716. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the six months ended June 30, 2017, decreased $3,750 or 50.0%, from $7,500 in the same period of 2016 to $3,750.

Net Loss

For the six months ended June 30, 2017, the Company had net loss of $3,672,027 or $0.10 per share, compared to net loss of $2,386,906 or $0.15 per share for the same period of 2016.

Liquidity and Capital Resources

Cash used in operating activities was approximately $2,353,250 for the six months ended June 30, 2017 compared to $2,819,106 used in operating activities for the same period in 2016. The decrease of cash used in operating activities is mainly due to lower purchases of inventories and an increase in accounts payable.

Cash used in investing activities was $2,149,636 and $129,600 during the six months ended June 30, 2017 and 2016, respectively, as the Company commenced the construction of a new energy storage asset in Ontario, Canada in the  second quarter of 2017.

Cash provided by financing activities were approximately $8,107,250 for the six months ended June 30, 2017, compared to $249,241 provided by financing activities for the same period in 2016. The increase of cash provided from financing activities is due to increased proceeds from notes payables and debt and proceeds from related parties.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In six months ended June 30, 2017, the company did not issue any shares of Common Stock to our directors for their services on the Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the six-month period ended June 30, 2017.

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

Dated: August 11, 2017

By:/s/ Joseph Lu Chief Executive Officer (Principal Executive Officer)

By:/s/ Geoffrey Brown
President

By:/s/ Craig Eastwood
Chief Financial Officer
(Principal Financial Officer)