Form 10-Q
period 2017-09-30
POWIN ENERGY CORP
filed 2017-11-14
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2017, there were 45,263,070 shares of Common Stock, $0.001 par value, outstanding.

POWIN ENERGY CORPORATION

Index

PART I.        FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,2017 and 2016 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Note Regarding Forward Looking Statements	22
	Overview	22
	Critical Accounting Policies	23
	Results of Operations	23
	Liquidity and Capital Resources	25
	Off-Balance Sheet Arrangements	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4.	Controls and Procedures.	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	27

PART I.       FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)	（Audited)
Assets
Current Assets
Cash	$2,576,410	$432,044
Restricted Cash	27,400	-
Accounts receivable, net	10,924	13,451
Notes and other receivables - current	646,099	182,100
Inventories, net	352,593	1,299,621
Prepaid expenses and deposits	597,287	267,485
Total current assets	4,210,713	2,194,701

Notes and other receivables - non current	743,585	829,427
Property and equipment, net	19,937,983	4,990,567
Intangible assets, net	202,091	175,297
Total assets	$25,094,372	$8,189,992

Liabilities and shareholders' equity
Current Liabilities
Accounts payable	$10,605,399	$672,322
Accounts payable to a related party	1,495,407	2,447,348
Accrued payroll and other accrued liabilities	323,350	82,491
Notes payable - current portion of long-term debt and accrued interest	6,195,368	1,528,352
Payable to related parties - current	6,018,428	903,422
Total current liabilities	24,637,952	5,633,935
Non-Current Liabilities
Notes payables and long-term debt - non current	2,065,425	-
Payable to related parties - non current	3,060,922	2,013,648
Total non-current Liabilities	5,126,347	2,013,648
Total liabilities	29,764,299	7,647,583
Stockholders' equity
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 1, 0 and 11,509 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	1,150,900
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 37,107,924 and 37,096,415 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	37,108	37,097
Additional paid-in capital	29,370,331	28,086,988
Accumulated deficit	(34,077,366)	(28,732,576)
Total Powin Energy Corporation stockholders' equity	(4,669,927)	542,409

Total liabilities and shareholders' equity	$25,094,372	$8,189,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Net sales
Product sales	$240	$11,847	$42,432	$33,243
Revenue from energy storage assets	104,643	-	259,738	-
Net sales total	104,883	11,847	302,170	33,243
Cost of sales
Product sales	534	14,726	877,469	55,549
Cost from energy storage assets	67,633	-	184,354	-
Cost of sales total	68,167	14,726	1,061,823	55,549
Gross profit (loss)	36,716	(2,879)	(759,653)	(22,306)

Operating Expenses
Research & Development expense	94,945	-	252,598	27,910
Selling, general and administrative expenses	1,424,867	989,206	3,960,907	2,916,743
Total operating expenses	1,519,812	989,206	4,213,505	2,944,653
Loss from operations	(1,483,096)	(992,085)	(4,973,158)	(2,966,959)

Other income (expense)
Other income	51,452	-	57,952	-
Interest expense	(236,463)	(21,463)	(421,179)	(21,634)
Other expenses	(185,011)	(21,463)	(363,227)	(21,634)
Loss before income taxes	(1,668,107)	(1,013,548)	(5,336,385)	(2,988,593)
Provision for income taxes	4,655	3,849	8,405	11,349
Net loss from continuing operations	(1,672,762)	(1,017,397)	(5,344,790)	(2,999,942)
Loss from discontinued operations, net of income taxes	0	(965,666)	-	(1,719,907)
Net loss before non controlling interest	(1,672,762)	(1,983,063)	(5,344,790)	(4,719,849)
Net loss attributable to non-controlling interest	0	(174,108)	-	(523,988)
Net loss attributable to Powin Corporation	(1,672,762)	(1,808,955)	(5,344,790)	(4,195,861)

Loss per share:
Basic and diluted loss per share
From continuing operations	(0.05)	(0.04)	(0.14)	(0.13)
From discontinued operations	-	(0.04)	-	(0.09)
Combined loss per share attributable to Common Shareholders	$(0.05)	$(0.08)	$(0.14)	$(0.22)

Weighted average shares outstanding:
Basic and Diluted	37,107,924	23,853,422	37,104,551	18,807,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2017	2016

OPERATING ACTIVITIES
Net loss from continuing operations	$(5,344,790)	$(2,999,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	177,921	42,054
Non-cash interest expense	341,254	-
Share based compensation	132,455	41,788
Impairment of inventory	851,206	-
Changes in operating assets and liabilities
Increase of restricted cash	(27,400)	-
Accounts receivable	2,527	8,577
Notes and other receivables	(378,157)	883
Inventories	95,822	(567,469)
Prepaid expenses and deposits	(329,802)	(418,133)
Accounts payable	(451,529)	149,551
Accounts payable to a related party	(951,937)	-
Accrued payroll and other liabilities	240,859	792
Net cash used in operating activities – continuing operations	(5,641,571)	(3,741,899)
Net cash used in operating activities – discontinued operations	-	(221,128)
Net cash provided by (used in) operating activities	(5,641,571)	(3,963,027)

INVESTING ACTIVITIES
Acquisition of intangible assets	(28,835)	(11,365)
Cash paid to acquire non-controlling interest	-	(15,747)
Purchase of energy storage assets and equipment	(4,738,691)	(61,027)
Net cash (used in) provided by investing activities – continuing operations	(4,767,526)	(88,139)
Net cash used in investing activities – discontinued operations	-	13,273
Net cash used in investing activities	(4,767,526)	(74,866)

FINANCING ACTIVITIES
Proceeds from notes payables and debt	6,596,213	1,505,586
Repayments of notes payables and debt	-	(19,271)
Proceeds from related parties	6,159,321	-
Repayments to related parties	(202,071)	-

Net cash provided by (used in) financing activities – continuing operations	12,553,463	1,486,315
Net cash provided by financing activities – discontinued operations	-	272,570
Net cash provided by financing activities	12,553,463	1,758,885
Impact of foreign exchange on cash	-	(35,695)
Net increase (decrease) in cash	2,144,366	(2,314,703)

Cash at beginning of period	432,044	2,866,507

Cash at end of period	$2,576,410	$551,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$130,000	$171

Income taxes paid	$3,750	$11,349
Non-cash investing and financing activities
Property and equipment increase by accounts payable	$10,384,605	$-
Preferred Stock to convert common stock	$1,150,900	$-

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

The company’s wholly owned subsidiaries include PPA Grand Johanna LLC (‘PPA”), Don Lee Bess 1, LLC, Powin SB1, LLC, , and Powin Canad B. C. Ltd. The purpose of these entities is to hold energy storage assets.

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016 of cash flows for the nine months ended September 30, 2017 and 2016, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2016, was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future year or interim period.

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

Concentration of Risk

As of September 30, 2017, our accounts receivable was derived primarily from two customers.

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

Liquidity and Capital Resources

As of September 30, 2017, we had $2,576,410 in principal sources of liquidity available in cash. Sources of cash are predominantly from proceeds from financing activities. Additional sources of cash were also derived from revenues from owned and installed energy assets operating under Power Purchase Agreements.

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

Inventories, net

Inventories consist of containers with partially or fully completed energy storage components, including batteries, inverters and battery management hardware and software. Inventory is valued at the lower of cost (first-in, first-out method) or market.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. As of September 30, 2017 and December 31, 2016, the components of inventories were as follows:

	September 30, 2017
	(unaudited)	December 31, 2016
Raw materials	$432,744	$434,092
Work in progress	114,150	113,861
Finished goods	1,126,489	1,221,001
Reserve for slow moving and obsolete inventory	(1,320,790)	(469,333)
Inventories, net	$352,593	$1,299,621

The Company reviews the carrying value of inventory for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the inventory is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $851,206 and $0 impairment expenses for inventories were recorded in cost of sales during the nine months ended September 30, 2017 and 2016, respectively. $0 and $0 impairment expenses for inventories were recorded in cost of sales during the three months ended September 30, 2017 and 2016, respectively.

Notes receivables

Notes receivables consist of the following:

	September 30, 2017
	(unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
On October 3, 2016, the Company issued a loan to an unrelated party. The principal amount is $100,000 and the interest rate is 4%, due on November 3, 2017. The balance payment was received on 10/02/2017	$8,487	$-	$75,385	$-
On October 3, 2016, the Company issued a loan to an unrelated party. The principal amount is $800,000 and the interest rate is 5%, due on November 21, 2024.	86,449	649,835	101,965	704,427
On October 3, 2016, the Company issued a loan to an unrelated party. The principal amount is $125,000 with no interest rate, due on December 3, 2020.	31,250	93,750	-	125,000
On August 15, 2017, the Company issued a loan to an employee. The principal amount is $35,000 with 6% annual interest rate, due on August 15, 2018.	35,000	-	-	-
Other receivable	484,914	-	4,750	-
	$646,099	$743,585	$182,100	$829,427

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

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the nine months ended September 30, 2017 and 2016.

Intangible Assets

All of our intangible assets include websites and also patents that are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicates the asset may be impaired. Based on this assessment, no impairment expenses for intangible assets were recorded in operating expenses during the three and nine months ended September 30, 2017 and 2016. Intangible assets amounted $202,091 and $175,297 as of September 30, 2017 and December 31, 2016, respectively. Amortization expenses amounted to $2,041 and $10,970 for the nine months ended September 30, 2017 and 2016, respectively. Amortization expenses amounted to $0 and $6,329 for the three months ended September 30, 2017 and 2016, respectively.

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

The carrying value of the Company’s equipment borrowing and short term line of credit borrowing at September 30, 2017 and December 31, 2016, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

Note 3: Going concern

The Company sustained a net loss $1,672,762 and $1,808,955 during the three months ended September 30, 2017 and 2016. The Company sustained a net loss $5,344,790 and $4,195,861 during the nine months ended September 30, 2017 and 2016. The Company has accumulated deficit of $34,077,366 and $28,732,576 as of September 30, 2017 and December 31, 2016, respectively. Working capital amounted to $(20,427,239) and $(3,439,234) as of September 30, 2017 and December 31, 2016, respectively. The Company also has notes payable to unrelated parties due within 12 months amounting $6,195,368 and $1,528,352 as of September 30, 2017 and December 31, 2016, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•
In early 2017, the Company completed the installation of a 2-megawatt / 9-megawatt-hour Battery Energy Storage System with the Southern California Edison utility, and recorded revenues of $259,738 for the nine months ended September 30, 2017 associated with this installation.

*	In June 2017, the Company successfully raised $5,150,000 in short and long-term debt financing. Details of these financing activities are discussed in notes 6 and 10 of these financial statements.

*
In September 2017, a subsidiary of the Company successfully raised $4,446,213 in long-term debt financing. Details of this financing activity is discussed in notes 6 and 10 of these financial statements.

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

Note 4: Property and equipment, net

The components of property and equipment were as follows:

	September 30, 2017 (unaudited)	December 31, 2016
Energy Storage Assets	$5,450,602	$4,882,025
Equipment	50,385	50,385
Leasehold improvements	7,564	7,564
Computers	99,365	99,365
Vehicles	32,983	32,983
Construction in progress	14,554,718	-
	20,195,617	5,072,322
Accumulation depreciation	(257,634)	(81,755)
Property and equipment – net	$19,937,983	$4,990,567

For the three months ended September 30, 2017 and 2016, depreciation of property and equipment amounted $64,790 and $8,628, respectively. For the nine months ended September 30, 2017 and 2016, depreciation of property and equipment amounted $175,880 and $15,306, respectively.

Construction in progress represents the cost incurred-to-date for the company’s energy Storage project currently underway in Ontario Canada.

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

The Company has 350,729 shares and 102,000 shares of outstanding stock options as of September 30, 2017 and December 31, 2016, respectively.

On April 15, 2013, The Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of September 30, 2017 and December 31, 2016, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (unaudited)	December 31, 2016
Series A preferred stock	-	230,180
Warrants	100,000	100,000
Stock options	350,729	102,000
	450,729	432,180

For the three and nine months ended September 30, 2017 and 2016, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is considered to be anti-dilutive.

Note 6: Notes Payable and Long Term Debt

The total carrying value of notes payable and long-term debt, including current and long-term portions, was as follows:

	September 30, 2017 (unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
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
converted at 90%of the price paid per share under the qualified financing, and the remaining balance at the same price per share paid by the other participants.
	$-	$2,000,000	$-	$-

Loan from a third party, starting July 5, 2016, due July 4, 2017, at a 6% annual interest rate, with no collateral The Company is in the process of renewing the note, with no collateral.	1,484,118	-	1,484,118	-

Loan from a third party, starting June 13, 2017, due September 30, 2018, at a 10% annual interest rate, with no collateral.	150,000

Loan from a third party, starting September 26, 2017, due September 27, 2020, at a 8.75% annual interest rate. The loan is secured by Powin Energy Ontario Storage II, LP and guaranteed by Powin Canada B.C. Ltd	4,446,213

Accrued interest	115,037	65,425	44,234	-
Total long-term debt, including current portion and accrued interest	$6,195,368	$2,065,425	$1,528,352	$-

Interest expenses related to notes payable and long-term debt amounted to $62,513 and $21,463 for the three months ended September 30, 2017 and 2016, respectively. Interest expenses related to notes payable and long-term debt amounted to $136,548 and $21,634 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7: Commitments

Operating Leases

The Company leases a facility from Lu Pacific Properties, LLC (“Lu Pacific”), formerly, Powin Pacific Properties, LLC, a company owned by Joseph Lu, the Company’s largest shareholder, Chairman of the Board and CEO, which serves as the Company’s corporate headquarters as well as the base of all operations. This lease is through September 30, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Effective January 1, 2017, the Company entered into a lease amendment. The Company leased 28,275 square feet of the building. The lease term is through September 30, 2021 and all property taxes, utilities and facility maintenance were charge at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $17,706.50.

The Company leases a facility from 3U Millikan, LLC, a company owned by Xilong Zhu, a member of the Company’s Board of Director. The lease is for its Southern California Edison Project at Irvine, California location. This lease commenced on October 10, 2016 and will terminate on January 9, 2027 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly base rental expense is $17,550, commencing January 1, 2017 and ending January 9, 2027.

On April 30, 2016, the Company entered into a lease option with Don Lee Place Investors, LLC, a non-related party for its San Diego Gas & Electric project. The Company optioned 4,116 square feet. The option will end on October 31, 2018. The monthly option expense is $3,087.

On June 27, 2017, the Company entered into a lease agreement for its Ontario Project, at Stratford location. The Company leased 1 acre of land from an unrelated party. The lease term is for three years and will start upon commissioning and acceptance of the project. The annual rental expense is $30,100. The lease has term to renew 2 additional terms of 5 years each with 6 months notices.

On August 23, 2017, the Company entered into a lease option for its Southern California Edison Project at Santa Barbara, California location. The Company leased 14,602 square feet of land from an unrelated party. option is for one year and can be extended for up to two additional one-year periods. Annual lease expense is $45,000. The Company exercised the first year lease option.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending September 30,
2018	$502,954
2019	434,115
2020	437,580
2021	338,091
2022	238,812
Thereafter	1,235,157
Total	$3,186,709

For the three months ended September 30, 2017 and 2016, total lease expense paid for all operating rents and leases was $130,481 and $70,681, respectively. For the nine months ended September 30, 2017 and 2016, total lease expense paid for all operating rents and leases was $354,092 and $141,362, respectively. These leases are also disclosed in Note 10, related party transactions.

Note 8:  Capital stock

Preferred Stock

On March 21, 2017, the board of directors of the company authorized the issuance of one share of the company’s Common Stock in exchange for each share of Series A stock. All shares of Series A Preferred Stock were cancelled.

Common Stock

On April 15, 2013, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beast on for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of September 30, 2017 and December 31, 2016, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Warrants	price	(Years)	Value
Outstanding at December 31, 2016	100,000	$25	1.4	$-
Exercisable at December 31, 2016	100,000	$25	1.4	$-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at September 30, 2017	100,000	$25	0.65	$-
Exercisable at September 30, 2017	100,000	$25	0.65	$-

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

On February 21, 2017, the Company granted awards in the form of incentive stock options to an employee for 248,729 shares of common stock.  There were no stock options granted between 2013 and 2016. The stock options are granted with an exercise price of $1.18 that approximates the market price of the Company’s common stock at the date of grant. The stock options included immediate vesting of one third of the options resulting in greater expense recognized than in previous years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model using. The following assumptions were used to determine the fair value of the options at date of original issuance on February 21, 2017:

Dividend Yield	0%
Expected volatility	145.51%
Risk-free interest rate	1.90%
Term in years	5.39

The Company has never paid a cash dividend and does not intend to pay cash dividends in the foreseeable future, so the dividend yield used in the calculation is 0%. The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The term of the option is the expiration as there is no ready market for employees to exercise and sell shares and to date no option has been exercised on the 2011 plan and 2013 plan.

A summary of option activity as is presented below:

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Options	price	(Years)	Value
Outstanding at December 31, 2016	102,000	$5.7	4.88	$-
Exercisable at December 31, 2016	84,059	$6.5	4.28	$-
Options granted	248,729	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at September 30, 2017	350,729	$2.50	4.91	$-
Exercisable at September 30, 2017	203,474	$3.12	4.45	$-

Stock option expense included in operating expense for the three months ended September 30, 2017 and 2016 is $108,894 and $34,436, respectively. Stock option expense included in operating expense for the nine months ended September 30, 2017 and 2016 is $132,454 and $55,060, respectively. As of September 30, 2017 and December 31, 2016, remaining unvested stock expenses amounted to $163,905 and $46,126, respectively.

Note 10:  Related party transactions

Rent from Related Parties

All of the Company’s facilities are owned by Lu Pacific Properties, LLC (“Lu Pacific”), an Oregon limited liability company, controlled by Joseph Lu (“Mr. Lu”), CEO and Chairman of the Board. Rent expenses were $130,481 and $70,681 for the three months ended September 30, 2017 and 2016, respectively. Rent expenses were $354,092 and $141,362 for the nine months ended September 30, 2017 and 2016, respectively.  Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s facilities in Irvine, California are owned by 3U Millikan, LLC, a California limited liability company, controlled by Xilong Zhu, a director of the Company. Rent expenses were $52,650 and $0 for the three months ended September 30, 2017 and 2016, respectively. Rent expenses were $157,950 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

Accounts payable to a related party

Accounts payable to a related party amounted to $1,495,407 and $2,447,348 as of September 30, 2017 and December 31, 2016, respectively. Accounts payable to a related party is accounts payable to a vendor of which our Company’s VP of Sales is a significant shareholder.

Loans from Related Parties

	September 30, 2017
	(unaudited)		December 31, 2016
	Current	Non Current	Current	Non Current
On May 31, 2017, the Company renewed two loans from Lu Pacific. The principal amount is $159,321 and the annual interest rate is 6%, due on May 31, 2018, with no collateral. As of September 30, 2017, accrued interest is $3,221. Interest expense amounted to $838 for the three months ended September 30, 2017 and amounted to $838 for the nine months ended September 30, 2017.	$162,542	$-	$151,825	$-
On October 26, 2016, the Company secured a loan from Lu Pacific. The principal amount is$2,000,000, and the annual interest rate is 7%, due on October 26, 2018, with no collateral. As of September 30, 2017, accrued interest is $13,361. Interest expense amounted to $35,288 for the three months ended September 30, 2017. Interest expense amounted to $104,712 for the nine months ended September 30, 2017.	-	2,013,361	-	2,013,648
On October 18, 2016, the Company secured a loan from Joseph Lu, CEO and Chairman of the Company. The principal amount is $115,000 and the annual interest rate is 6%, due on January 31, 2018, with no collateral. As of September 30, 2017, and accrued interest is $6,560. Interest expense amounted to $1,739 for the three months ended September 30, 2017. Interest expense amounted to $5,161 for the nine months ended September 30, 2017. Note was converted to common stock On October 16, 2017.	121,560	-	116,399	-
On December 30, 2016, the Company borrowed the sum of $600,000 from Joseph Lu, CEO and Chairman of the Company and issued its note in the principal amount of $600,000, with an annual interest rate of 6%, due January 31, 2018, with no collateral. As of September 30, 2017, accrued interest is $27,025. Interest expense amounted to $9,074 for the three months ended September 30, 2017. Interest expense amounted to $26,926 for the nine months ended September 30, 2017. Note was converted to common stock On October 16, 2017.	627,025	-	600,099	-
On January 26, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, CEO and Chairman of the Company and issued its note in the principal amount of $1,000,000, with an annual interest rate is 7%, due on January 26, 2019. The note is secured by the Company’s intellectual property. As of September 30, 2017, accrued interest is $47,562. Interest expense amounted to $17,644 for the three months ended September 30, 2017. Interest expense amounted to $47,562 for the nine months ended September 30, 2017. Partial of the Note, 295,347.12 was converted to common stock on October 16, 2017.		1,047,562	-	-
On June 5, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, CEO and Chairman of the Company and issued its note in the principal amount of $1,000,000, with an annual interest rate of 8%, due on January 4, 2018. The loan is secured by the assets of PPA and assets of PE Ontario. In the event of default, the note becomes convertible into equity. As of September 30, 2017, and accrued interest is $20,863. Interest expense amounted to $20,164 for the three months ended September 30, 2017. Interest expense amounted to $25,863 for the nine months ended September 30, 2017. Note was converted to common stock on October 16, 2017.
	1,020,863
On June 28, 2017, the Company borrowed a loan from Xiaoyin Zhu, a shareholder with more than 5% of total ownership. The principal is $3,000,000; interest rate is 10%, due on September 27, 2017. The loan is secured by the assets of PPA and assets of PE Ontario. In the event of default, the note becomes convertible into equity before the Maturity date of the Note Holder and Company entered in to discussion regarding conversion of the Note to common stock of the Company. As of September 30, 2017, accrued interest is $75,616. Interest expense amounted to $73,151 for the three months ended September 30, 2017.Interest expense amounted to $75,616 for the nine months ended September 30, 2017. Note was converted to common stock on October 16, 2017.
	3,075,616	-	-	-
On June 28, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, CEO and Chairman of the Company and issued its notes in the principal amount of $1,000,000, with an annual interest rate of 8%, due on January 27, 2018.The loan is secured by the assets of PPA and assets of PE Ontario. In the event of default, the note becomes convertible into equity. As of September 30, 2017, and accrued interest is $10,822. Interest expense amounted to $20,164 for the three months ended September 30, 2017. Interest expense amounted to $20,822 for the nine months ended September 30, 2017. Note was converted to common stock on October 16, 2017.
	1,010,822
On October 14, 2016, the Company borrowed the sum of $35,100 from Xilong Zhu, a director of the Company and issued its note in the principal amount of $35,100, with an annual interest rate of 0%, due on March 1, 2017, with no collateral. As of March31, 2017, and accrued interest is $0. Interest expense amounted to $0 for the three months ended September 30, 2017. The loan was paid off on March 6, 2017.	-	-	35,100	-

Total	$6,018,428	$3,060,922	$903,422	$2,013,648

Interest expenses related to loans from related parties amounted to $179,634 and $40 for the three months ended September 30, 2017 and 2016, respectively. Interest expenses related to loans from related parties amounted to $309,884 and $171 for the nine months ended September 30, 2017 and 2016, respectively.

Purchase from Related Parties

Mr. Lu’s son, Danny Lu, owns 49% of Yangzhou Finway Energy Tech Co. since May 2016. The Company made purchases from Yangzhou Finway Energy Tech Co. in the amount of $74,965 and $171,417 for the nine months ended September 30, 2017 and 2016, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $1,495,407 and $2,447,347 at September 30, 2017 and December 31, 2016, respectively.

The Company made purchases from Quailhurst Vineyard Estates, an Oregon company, controlled by Joseph Lu in the amount of $3,177 and $8,529 for the nine months ended September 30, 2017 and 2016, respectively. Amounts due to Quailhurst Vineyard Estates amounted to $0 and $3,332 at September 30, 2017 and December 31, 2016, respectively.

Note 11:  Subsequent Event

On  October 16, 2017, the Company issued 4,077,573 shares of common stock to Joseph Lu  to convert three notes payables issued to Joseph Lu from January 26, 2017 to June 28, 2017 to common stock. The loan payables converted include $3,000,000 principle and $79,247 accrued interest.

On  October 16, 2017, the Company issued shares of 4,077,573 common stock Xiaoyin Zhu  to convert $3,000,000 notes payable issued on June 28, 2017 to Xiaoyin Zhu to common stock. The loan payable converted include $3,000,000 pinciple and $75,616 accrued interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on September 30, 2017, and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

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

Results of Operations For the Three Months Ended September 30, 2017 and 2016

Revenues

Revenue for the three months ended September 30, 2017, increased $93,036 or 785.3% from $11,847 in the same period of 2016 to $104,883. All of this increase was revenue from the deployment of an energy storage asset in Southern California which was placed in service in January 2017.

Cost of Sales and Gross Profit (Loss)

Cost of sales for the three months ended September 30, 2017, increased $53,441 or 362.9%, from $14,726 in the same period of 2016 to $68,167. The increase is in line with increased revenue.

Gross profit for the three months ended September 30, 2017, increased $39,595 or 1,375.3%, from gross loss of $2,879 in the same period of 2016 to gross profit of $36,716 due the reasons stated above.

Research and Development Expenses

Research & Development expense for the three months ended September 30, 2017, increased $94,945 or 100.0%, from $0 in the same period of 2016 to $94,945.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017, increased $435,661 or 44.0%, from $989,206 in the same period of 2016 to $1,424,867.  Increase is primarily due to increased staffing costs as the company prepares for future growth. Accrued interest for new promissory notes and vesting for new stock option.

Interest Expense

Interest expenses for the three months ended September 30, 2017, increased $215,000 or 1,000.7%, from $21,463 in the same period of 2016 to $236,463. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the three months ended September 30, 2017, increased $806 or 21.0%, from $3,849 in the same period of 2016 to $4,655.

Net Loss

For the three months ended September 30, 2017, the Company had net loss of $1,672,762 or $0.05 per share, compared to net loss of $1,808,955 or $0.08 per share for the same period of 2016.

Results of Operations For the Nine months ended September 30, 2017 and 2016

Revenues

Revenue for the nine months ended September 30, 2017, increased $268,927 or 809.0% from $33,243 in the same period of 2016 to $302,170. $259,738 of this increase was revenue from the deployment of an energy storage asset in Southern California which was placed in service in January 2017.

Cost of Sales and Gross Profit (Loss)

Cost of sales for the nine months ended September 30, 2017, increased $1,006,274 or 1,811.5%, from $55,549 in the same period of 2016 to $1,061,823. A significant portion of this increase is due to the write-down of slow moving and excess/obsolete inventories.

Gross loss for the nine months ended September 30, 2017, increased $737,347 or 3,305.6%, from $22,306 in the same period of 2016 to $759,653 due the reasons stated above.

Research and Development Expenses

Research and Development expense for the nine months ended September 30, 2017, increased $224,688 or 805.0%, from $27,910 in the same period of 2016 to $252,598.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2017, increased $1,044,164 or 35.8%, from $2,916,743 in the same period of 2016 to $3,960,907.  Increase is primarily due to increased staffing costs as the company prepares for future growth.

Interest Expense

Interest expenses for the nine months ended September 30, 2017, increased $399,545 or 1,846.8%, from $21,634 in the same period of 2016 to $421,179. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the nine months ended September 30, 2017, decreased $2,944 or 25.9%, from $11,349 in the same period of 2016 to $8,405.

Net Loss

For the nine months ended September 30, 2017, the Company had net loss of $5,344,790 or $0.14 per share, compared to net loss of $4,195,861 or $0.22 per share for the same period of 2016.

Liquidity and Capital Resources

Cash used in operating activities was $5,641,571 for the nine months ended September 30, 2017 compared to $3,963,027 used in operating activities for the same period in 2016. The decrease of cash used in operating activities is mainly due to increased accounts payable.

Cash used in investing activities was $4,767,526 and $74,866 during the nine months ended September 30, 2017 and 2016, respectively, as the Company commenced the construction of a new energy storage asset in Ontario, Canada in the  second quarter of 2017.

Cash provided by financing activities were $12,553,463 for the nine months ended September 30, 2017, compared to $1,758,885 provided by financing activities for the same period in 2016. The increase of cash provided from financing activities is due to increased proceeds from notes payables and debt and proceeds from related parties.

The Company’s management does not believe the current cash and cash flow from operations will be sufficient to meet anticipated cash needs, including cash for working capital and capital expenditures in the foreseeable future. The Company will likely require additional cash resources that will require the Company to sell existing operating assets or assets in construction, additional equity securities, or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to the company’s stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

In nine months ended September 30, 2017, the company did not issue any shares of Common Stock to our directors for their services on the Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the six-month period ended September 30, 2017.

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

Dated: November 14, 2017

By:/s/ Joseph Lu Chief Executive Officer (Principal Executive Officer)

By:/s/ Geoffrey Brown
President

By:/s/ Joseph Lu
Chief Financial Officer
(Principal Financial Officer)