Form 10-K
period 2017-12-31
POWIN ENERGY CORP
filed 2018-04-16
CIK 1468780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission file number 000-54015

POWIN ENERGY CORPORATION
(Name of small business issuer in its charter)
Nevada	87-0455378
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20550 SW 115th Ave., Tualatin OR	97062
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (503) 598-6659

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act   Yes  ☐  No☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes  ☐  No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017: $4,684,882.

As of April 16, 2018, there were 45,263,070 shares of the issuer’s common stock outstanding.

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

PART I

ITEM 1.  BUSINESS
GENERAL

Powin Energy Corporation (“Company”, “we”, “us”) is a leading producer, designer and developer of commercially proven, cost-competitive, safe and scalable lithium-ion based energy storage solutions for utilities and microgrid. Our primary product is the Stack140 (“Stack”), a modular, flexible, purpose-built battery string that is easily and cost-effectively scalable from a single unit to multiple megawatts of capacity. Over the past 8 years we applied our competitive advantages to the nascent energy storage sector and are currently among the market leaders in providing utility-scale, turnkey battery energy storage solutions.

The Company was founded in 1989 in Oregon and until 2016, operated as a contract manufacturer selling diverse products for leading North American retailers. In 2016, the Company sold off its contract manufacturing businesses to become a pure-play stationary energy storage company, and on October 6, 2016, completed a merger between Powin Corporation and its subsidiary Powin Energy Corporation, with the surviving entity Powin Corporation changing its name to Powin Energy Corporation. The Company is focused on the rapidly growing advanced energy storage industry, supported by its cutting edge and patented technology.

Competition

The international market for such energy products and services is intensely competitive and continually impacted by evolving industry standards, international and regional governmental regulations, rapid price changes and product obsolescence. Competitors in this market include several domestic and foreign companies, most of which have substantially greater financial, technical, marketing, manufacturing and other resources.  We believe that the Company currently presents a unique perspective in taking advantage of the value chain in battery energy storage compared to much of the competitive landscape.  While we are and will likely continue to be at a competitive disadvantage to most of our competitors in regard to company financial strength, we believe though patented technology and sophisticated procurement channels we will continue to produce a high-quality competitively priced product across multiple energy industry segments.

LEGAL ENTITIES AND OPERATING SEGMENTS

We currently operate in one business segment, energy.  Geographical Stack sales and the development and operation of individual energy projects are held within consolidated legal entities. Below is a table listing the legal entities presented in this report, along with the corresponding business segment names and, for the purposes of continuity, the legal entity and segment names as disclosed in our previous filings:

As described in this Report		As described in 2016 Form 10K
Legal entity name	Business segment name	Legal entity name	Business segment Name

Powin Energy Corporation	Energy	Powin Energy Corporation	Energy
		Powin Corporation	Holding company
		Powin Industries S.A. de C.V.	Mexico
		Q Pacific Contract Manufacturing Corporation	Contract manufacturing
		Q Pacific Manufacturing Corporation	Manufacturing
Powin Canada B.C. Ltd	Energy
PPA Grand Johanna, LLC (1)	Energy
Powin SBI, LLC (1)	Energy
Don Lee BESS, LLC (1)	Energy
Powin Energy Ontario Storage II, LP	Energy
Powin Energy Storage 2, Inc.	Energy
Powin Energy Ontario Storage, LLC	Energy

(1)	sold during 2017

Since 2014, the Company has met all requirements for certification as a bona fide Minority Business Enterprise defined by the National Minority Supplier Development Council, Inc. (NMSDC) and as adopted by the Northwest Minority Supplier Development Council.

PATENTS, TRADEMARKS, LICENSES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Our licenses consist of the customary state, county and city licenses required in the normal course of doing business. From time-to-time we will enter into written agreements or licenses with our customers, which is common in the industry.  We own and manage a portfolio of patents that cover our Battery Energy Storage System (“BESS”) technology.

GOVERNMENT APPROVAL AND REGULATION

Our BESS products are sold to third parties that likely are required to comply with certain governmental regulations and attain approvals. We intend to design our products to minimize the regulatory burden to our customer but expect that our principal products and services may require governmental approvals to comply with certain government regulations.

EFFECT OF EXISTING GOVERNMENTAL REGULATION ON OUR BUSINESS

We continue to monitor the changing governmental regulations so our business can comply with all rules and regulations.

ENVIRONMENTAL LAWS

We continue to monitor changing environmental laws to assure that our business can comply with all rules and regulations.

EMPLOYEES

As of December 31, 2017, we employed 21 employees at our facilities in the United States.

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

We have relied on borrowings from individuals and companies with close ties to the Company for operating cash flows. While we believe that we will be able to continue to raise working capital from these and other sources for the foreseeable future, we cannot be assured that these sources will continue to meet our working capital needs. In order to meet potential cash needs, we may be required to sell additional equity or issue debt securities. The potential sale of additional equity securities could result in additional dilution to our existing shareholders; however, the incurrence of indebtedness would result in increased debt service obligations and bind us to operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of alternative product suppliers; conditions of the United States and other capital markets in which we may seek to raise funds; and our future results of operations, financial condition and cash flows.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period.  As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance.  If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

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

The diversion of our management’s attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. In addition, we may face challenges trying to integrate new operations, services and personnel with our existing operations. Future acquisitions may also expose us to other potential risks, including risks associated with unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, our inability to generate sufficient revenue to offset the costs, expenses of acquisitions and potential loss of, or harm to, relationships with employees and customers as a result of our integration of new businesses and new regulations. In addition, we cannot assure you that we will be able to realize the benefits we anticipate from acquiring other companies or that we will not incur costs, including those relating to intangibles or goodwill, in excess of our projected costs for these transactions. The occurrence of any of these events could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.

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

Failure to manage our growth could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in this new emerging industry in which we hope to operate, either of which could materially and adversely affect our business and growth potential.

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

We have historically relied on a combination of patent, trademark and copyright law, trade secret protection and restrictions on disclosure to protect our intellectual property rights. We enter into confidentiality and invention assignment agreements with all our employees. We cannot assure you that these confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our proprietary technology will not otherwise become known to, or be independently developed by third parties.

We may register in China the trademarks used in our business. We cannot offer any assurances that any of our trademark applications will ultimately proceed to registration or will result in registration with scope adequate for our business. Some of our applications or registration may be successfully challenged or invalidated by others. If our trademark applications are not successful, we may have to use different marks for affected services or technologies or enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all.

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

We compete with other energy storage companies in the United States and globally. We compete for customers primarily on the basis of price, the range and quality of services that we offer and our brand name.  Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers, and others may successfully mimic and adopt our business model.  We cannot offer any assurance that we will be able to successfully compete against new or existing competitors.

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

Changes in laws and regulations or the enactment of new laws and regulations governing our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations. We are not certain how the local government will implement any regulation or how it may affect our ability to compete in the manufacturing industry in China. We are particularly concerned with any regulations that might give rise to possible trade issues between China and the United States, and the effects of those regulations on our business. Accordingly, we need to conduct due diligence as to any possible regulations that might arise and substantially affect our operations. Further, we need to make every effort to hedge against any government regulation which may materially alter our business model.

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

China’s economy differs from the economies of most countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While China’s economy has experienced significant growth over the past, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. This may encourage foreign manufacturing companies with more experience, greater technological know-how and larger financial resources than we have to compete against us and limit the potential for our growth. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

China’s legal system embodies uncertainties which could limit the legal protections available to you and us.

China’s legal system is a civil law system based on written statutes. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China.  However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, since China’s administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation.  In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.  Accordingly, we cannot predict the effect of future developments in China’s legal system, particularly with regard to the manufacturing industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our suppliers.

Foreign currency fluctuations and inflationary pressures may have a negative impact on our financial condition and results of operations.

Our operations in China and Canada subject us to foreign currency fluctuations and inflationary pressures which may adversely affect our financial position and results of operations. Since we report our results of operations and financial condition in U.S. dollars, fluctuations in foreign currencies relative to the U.S. dollar may impact our financial results. We do not currently have a hedging program to address foreign currency fluctuations. Any steps taken by us to address foreign currency fluctuations may not eliminate all adverse effects.

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

Our common stock is illiquid, and the price of our common stock may be negatively impacted by factors which are unrelated to our operations

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

Joseph Lu and his family hold the majority of our issued and outstanding common stock. As a result, these shareholders will be able exercise control over all matters requiring shareholder approval, including the election of directors, amendments to our Articles of Incorporation and approval of major corporate transactions.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on the sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

As of December 31, 2017, our principal properties consisted of the following:

Nature	Location	Held
Corporate headquarters	Tualatin, Oregon	Lease
Energy System	Stratford, Ontario	Lease land, own buildings

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year

Fiscal year 2017
High	$1.35	$2.24	$2.50	$5.00	$5.00
Low	$1.09	$1.20	$1.75	$1.76	$1.09

Fiscal year 2016
High	$0.65	$0.51	$2.89	$1.50	$2.89
Low	$0.30	$0.30	$0.30	$1.18	$0.30

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

As of April 16, 2018, our common stock was held by 444 shareholders of record with 45,263,070 shares of common stock issued and outstanding.

See NOTE 11. CAPITAL STOCK, Part II, ITEM 8 of this report for information regarding shares issued to members of the board of directors as compensation for their services.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help you understand the results of operations and financial condition of Powin Energy Corporation, as well as the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included in Part II ITEM 8 of this Form 10-K.  In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the “Special Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

References to “Powin,” the “Company,” “we,” “our” and “us” refer to Powin Energy Corporation and its wholly owned and majority-owned subsidiaries, unless the context specifically states otherwise.

2018 Outlook

Industry experts project the energy market to grow an average of 60% per year over the next five years.  The Company is targeting continuing its meaningful market share in North America and the Company will pursue strategic investment and partnerships which will allow for aggressive global growth.

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K for a discussion of other risks that may affect our financial condition and results of operations.

Our long-term strategic plans are focused on our goal to create long-term shareholder value through a balance of growth, profitability, and liquidity. In executing such plans, we are focusing on providing utility-scale battery energy solutions using our Stacks in key geographic markets that we believe have a compelling need for battery storage, including markets throughout North America, the Asia-Pacific region, and certain other strategic markets. Additionally, our ability to provide utility-scale offerings on economically attractive terms depends, in part, on certain market factors outside of our control, such as interest rate fluctuations, domestic or international trade policies, and government support programs. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for such systems and limit the number of potential buyers.

We are closely evaluating and managing the appropriate level of resources required as we pursue the most advantageous and cost-effective projects and partnerships in our key markets. We have dedicated, and intend to continue to dedicate, significant capital and human resources to reduce the total installed cost of our Stacks, to optimize the design and logistics around our Stack energy solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market. We expect that, over time, the majority of our consolidated net sales, operating income, and cash flows will come from battery storage offerings in the key geographic markets described above. The timing, execution, and financial impacts of our long-term strategic plans are subject to risks and uncertainties, as described in Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. We are focusing our resources in those markets and energy applications in which battery storage can be a least-cost, best-fit energy solution, particularly in regions with significant current or projected electricity demand, relatively high existing electricity prices, and strong demand for renewable energy generation.

Creating or maintaining a market position in certain strategically targeted markets and energy applications also requires us to adapt to new and changing market conditions. For example, our offerings from time to time may need to be competitively priced at levels associated with minimal gross profit margins, which may adversely affect our results of operations. We expect the profitability associated with our various sales offerings to vary from one another over time, and possibly vary from our internal long-range profitability expectations and targets, depending on the market opportunity and the relative competitiveness of our offerings compared with other energy solutions, traditional or otherwise, that are available to potential customers. In addition, as we execute on our long-term strategic plans, we will continue to monitor and adapt to any changing dynamics in emerging technologies. We will also continue to monitor and adapt to any changing dynamics in the market set of potential buyers of energy storage projects. Market environments with few potential project buyers and a higher cost of capital would generally exert downward pressure on the potential revenue from the energy storage projects we are developing, whereas, conversely, market environments with many potential project buyers and a lower cost of capital would likely have a favorable impact on the potential revenue from such battery projects.

On occasion, we may temporarily own and operate certain systems with the intention to sell them at a later date. We may also elect to construct and temporarily retain ownership interests in partially contracted or uncontracted systems for which there is a partial or no Power Purchase Agreement (“PPA”) with an off-taker, such as a utility, but rather an intent to sell a portion of or all the electricity produced by the system on an open contract basis until the system is sold. Expected revenue from projects without a PPA for the full offtake of the system is subject to greater variability and uncertainty based on market factors and is typically lower than projects with a fully contracted PPA. Additionally, our business arrangements with strategic partners have and may in the future result in us temporarily retaining a noncontrolling ownership interest in the underlying systems projects we develop, supply Stacks to, or construct, potentially for a period of up to several years. In each of the above-mentioned examples, we may retain such ownership interests in a consolidated or unconsolidated separate entity.

We continually evaluate forecasted global demand, competition, and our addressable market, and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. Potential investments to add or otherwise modify our manufacturing capacity in response to market demand and competition may require significant internal and possibly external sources of liquidity and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors”.

Results of Continuing Operations

Revenues

Revenue for the year ended December 31, 2017, increased $4,834,333 or 1,433.9% from $337,153 in the same period of 2016 to $5,171,486. $5,123,889 of this increase was revenue from the deployment of an energy storage asset in Southern California which was sold in December 2017.

Cost of Sales and Gross Profit (Loss)

Cost of sales for the year ended December 31, 2017, increased $5,957,947 or 1,328.3%, from $448,541 in the same period of 2016 to $6,406,488. $1,071,457 of this increase is due to the write-down of obsolete inventories and $5,303,199 of the increase is due to the sale of an energy storage asset in Southern California.

Gross loss for the year ended December 31, 2017, increased $1,123,614 or 1,008.7%, from $111,388 in the same period of 2016 to $1,235,002 due the reasons stated above.

Research and Development Expenses

Research and Development expense for the year ended December 31, 2017, increased $412,653 or 1,478.5%, from $27,910 in the same period of 2016 to $440,563.  The change is due to the increase in the number of employees and Company resources in 2017 focused on Stack software and hardware technology research and development for the energy storage market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2017, increased $1,884,558 or 44.8%, from $4,209,541 in the same period of 2016 to $6,094,099.  Increase is primarily due to increased staffing costs for new management and engineers working on our energy storage products and $0.9 million of stock options granted to employees in 2017.

Interest Expense

Interest expenses for the year ended December 31, 2017, decreased $65,594 or 100.0%, from $65,594 in the same period of 2016 to $0. The decrease is due to substantially all of the Company’s interest on long-term debt being capitalized in project assets in 2017.

Loss on Extinguishment Of Debt

Loss on extinguishment of debt for the year ended December 31, 2017, increased $8,201,824 or 100.0%, from $0 in the same period of 2016 to $8,201,824. The increase is due to the Company incurred loss from debt extinguishment in 2017 due to the Company issuing an aggregate of 8,155,146 shares of common stock in satisfaction of certain outstanding indebtedness in the aggregate principal and accrued interest balance of $6,151,233.  The fair market value of the common stock at time of conversion was $14,353,057.   The $8,201,824 difference between the fair market value of the common stock and the balance of the principal and accrued interest was booked as loss on extinguishment of debt.

Provision for income taxes

Provision for income taxes for the year ended December 31, 2017, decreased $18,114 or 241.52%, from $7,500 in the same period of 2016 to a credit of $10,614.

Equity in earnings/loss of unconsolidated affiliates

Equity in earnings/loss of unconsolidated affiliates represents our proportionate share of the earnings or losses of unconsolidated affiliates with whom we have made equity method investments as well as any gains or losses on the sale or disposal of such investments.

Equity in loss of unconsolidated affiliates in 2017 is primarily due to net loss recorded from our investment in esVolta, LP (“esVolta”)  in the amount of $43,726.  The Company did not have any investments in unconsolidated affiliates as of December 31, 2016.

Net Loss

For the year ended December 31, 2017, the Company had a net loss of $15,542,414 or $0.40 per share, compared to a net loss of $6,671,705 or $0.29 per share for the same period of 2016.

Liquidity and Capital Resources

Cash used in operating activities was $8,818,592 for the year ended December 31, 2017, compared to $7,005,067 used in operating activities for the same period in 2016. The increase of cash used in operating activities is mainly due to an increase of accounts payable to related party, increased deferred project cost, and increased net loss, offset by an increase in accounts payable to third parties.

Cash provided by investing activities was $140,845 for the year ended December 31, 2017, compared to $415,667 provided by investing activities for the same period in 2016, as the Company received more cash from discontinued operations during the year ended December 31, 2016.

Cash provided by financing activities were approximately $11,784,697 for the year ended December 31, 2017, compared to $4,116,917 provided by financing activities for the same period in 2016. The increase of cash provided by financing activities is due to more proceeds received from borrowings under long-term debt and more proceeds received from borrowings under long-term debt from related parties.

During the year ended December 31, 2017, the Company borrowed $6,017,550 from related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

January 26, 2017	Joseph Lu	January 26, 2019	7%	$1,000,000
June 5, 2017	Joseph Lu	January 4, 2018	6%	$1,000,000
June 28, 2017	Xiaoyin Zhu	September 27, 2017	10%	$3,000,000
June 28, 2017	Joseph Lu	January 27, 2018	6%	$1,000,000
February 2, 2017	Xilong Zhu	March 1, 2017	0%	$17,550

During the year ended December 31, 2017, the Company borrowed $6,596,213 from non-related parties for operating cash flows as follows:

Date of borrowing	Lender	Due Date	Interest rate	Amount

March 16, 2017	Wolf Creek Capital, LLC	March 16, 2019	6.00%	$2,000,000
June 13, 2017	Pao Chu Lin	June 14, 2018	10.00%	$150,000
September 26, 2017	Brookfield BRP Holdings (Canada) Inc.	September 30, 2020	8.75%	$4,446,213

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

It is the opinion of management that the audited financial statements for the calendar years ended December 31, 2017 and 2016 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powin Energy Corporation

We have audited the accompanying consolidated balance sheets of Powin Energy Corporation (the "Company"), as of December 31, 2016 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and the consolidated results of this operations and this cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of
Powin Energy Corporation
20500 SW 115th Avenue
Tualatin, Oregon 97062

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Powin Energy Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statement of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
We have served as the Company's auditor since 2017.
Houston, Texas
April 16, 2018

POWIN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$3,496,629	$432,044
Restricted cash	27,400	-
Accounts receivable, net	11,270	13,451
Inventories, net	310,564	1,299,621
Project assets, current	8,018,076	4,882,025
Tax receivable	294,862
Notes receivable	131,250	182,100
Prepaid expenses and other current assets	232,230	267,485
Total current assets	12,522,281	7,076,726

Project assets. non-current	8,018,076	-
Property and equipment, net	71,877	108,542
Investment in unconsolidated affiliate	475,263	-
Intangible assets, net	236,754	175,297
Notes receivable	677,574	829,427
Total assets	$22,001,825	$8,189,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,580,700	$672,322
Accounts payable, related party	1,309,946	2,447,348
Accrued expenses	415,746	82,491
Current portion of interest payable	42,045	47,556
Current portion of long-term debt	1,350,472	-
Current portion of long-term debt, related party	3,159,516	2,384,218
Total current liabilities	15,858,425	5,633,935
Long-term debt	4,953,926	-
Long-term debt, related party	742,215	2,000,000
Interest payable	108,767	13,648
Other liabilities	58,500	-
Total liabilities	21,721,833	7,647,583
Stockholders' equity
Preferred stock, 25,000,000 shares authorized:
Series A stock: $100 par value, Conversion rate 1 to 1, 0 and 11,509 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	-	1,150,900
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 45,263,070 and 37,096,415 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	45,264	37,097
Additional paid-in capital	44,524,683	28,086,988
Accumulated deficit	(44,274,990)	(28,732,576)
Accumulated other comprehensive loss	(14,965)	-
Total stockholders' deficit	279,992	542,409

Total liabilities and stockholders' deficit	$22,001,825	$8,189,992

The accompanying notes are an integral part of these consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016

Sales
Product sales	$47,597	$337,153
Revenue from energy storage assets	5,123,889	-
Sales total	5,171,486	337,153
Cost of sales
Product sales	1,103,289	448,541
Cost from energy storage assets	5,303,199	-
Cost of sales total	6,406,488	448,541
Gross loss	(1,235,002)	(111,388)

Operating expenses:
Research and development	440,563	27,910
Selling, general and administrative	6,094,099	4,209,541
Total operating expenses	6,534,662	4,237,451
Operating loss	(7,769,664)	(4,348,839)

Other income (expenses):
Interest income (expense), net	39,833	(65,594)
Other income, net	422,353	11,806
Loss on extinguishment of debt	(8,201,824)	-
Loss on sale of subsidiaries	-	(1,065,660)
Equity in loss of unconsolidated affiliates	(43,726)	-
Other income (expense)	(7,783,364)	(1,119,448)
Loss before taxes	(15,553,028)	(5,468,287)
Income tax expense (benefit)	(10,614)	7,500
Net loss from continuing operations	(15,542,414)	(5,475,787)
Loss from discontinued operations, net of income taxes	-	(1,719,906)
Net loss before non-controlling interest	(15,542,414)	(7,195,693)
Net loss attributable to non-controlling interest	-	(523,988)
Net loss	$(15,542,414)	$(6,671,705)

Basic and diluted net loss per share:
From continuing operations	(0.40)	(0.21)
From discontinued operations	-	(0.08)
Combined loss per share attributable to common stockholders	$(0.40)	$(0.29)

Weighted-average number of shares used in per share calculations:
Basic and diluted	38,803,459	22,916,392

The accompanying notes are an integral part of these consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (audited)

	Years ended December 31,
	2017	2016

Net loss	$(15,542,414)	$(5,475,787)
Other comprehensive loss
Foreign currency translation adjustment	(14,965)	(25,782)
Comprehensive loss	(15,557,379)	(5,501,569)

Comprehensive loss attributable to non-controlling interest	0	(523,988)

Comprehensive loss attributable to Powin Corporation	$(15,557,379)	$(4,977,581)

The accompanying notes are an integral part of these consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A Preferred Shares	Series A Preferred Shares Amount($)	2015 August Preferred Shares	2015 August Preferred Shares Amount($)	Common Stock Shares	Common Stock Shares Amount($)	Additional Paid-in Capital	Accumulated Other Comp. Income	Accumulated Deficit	Total Powin Energy Corporation Stockholders' Equity	Minority Interest in Subsidiary	Total Powin Energy Corporation Shareholders' Deficit and Minority Interest
Balance at 12/31/2015	10,237	1,023,700	13,625,826	7,630,464	16,255,839	16,256	23,909,992	(56,176)	(22,060,870)	10,463,366	(3,139,600)	7,323,766

Foreign currency translation	-	-	-	-	-	-	-	(35,695)	-	(35,695)	9,913	(25,782)
Preferred dividends declared	1,272	127,200	-	-	-	-	(127,200)	-	-	-	-	-
Minority Interest decrease due to purchase 15% of non controlling interest	-	-	-	-	-	-	(818,324)	-	-	(818,324)	792,663	(25,660)
Preferred Stock to convert common stock	-	-	(13,625,826)	(7,630,464)	13,625,826	13,626	7,616,838	-	-	-	-	-
Stock option comp expense	-	-	-	-	-	-	$88,130	-	-	88,130	-	88,130
Shares issued for consulting	-	-	-	-	89,961	90	26,898	-	-	26,988	-	26,988
Shares issued for services	-	-	-	-	6,000	6	1,794	-	-	1,800	-	1,800
Shares issued for compensation	-	-	-	-	1,822,620	1,823	255,167	-	-	256,990	-	256,990
Disposal subsidiaries	-	-	-	-	-	-	(2,861,011)	91,871	-	(2,769,140)	2,861,012	91,872
Net loss	-	-	-	-	-	-	-	-	(4,951,799)	(4,951,799)	(523,988)	(5,475,787)
Assumption of debt	-	-	-	-	5,296,169	5,296	(5,296)	-	-	-	-	-
Held for sale	-	-	-	-	-	-	-	-	(1,719,906)	(1,719,906)	-	(1,719,906)
Balance at 12/31/2016	11,509	1,150,900	-	-	37,096,415	37,097	28,086,988	-	(28,732,576)	542,409	0	542,409

Preferred stock to convert common stock	(11,509)	(1,150,900)	-	-	11,509	12	1,150,888	-	-	-	-	-
Conversion from notes payable					8,155,146	8,155	14,344,902			14,353,057		14,353,057
Stock option comp expense	-	-	-	-	-	-	941,905	-	-	941,905	-	941,905
Accumulated other comprehensive loss								(14,965)		(14,965)		(14,965)
Net loss	-	-	-	-	-	-	-	-	(15,542,414)	(15,542,414)	-	(15,542,414)
Balance at 12/31/2017	-	-	-	-	45,263,070	45,264	44,524,683	(14,965)	(44,274,990)	279,992	0	279,992

The accompanying notes are an integral part of these consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(15,542,414)	$(5,475,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of convertible debt	8,201,824	-
Stock based compensation	941,905	373,907
Loss from discontinued operations, net of income taxes	-	(1,719,906)
Depreciation and amortization	37,066	86,736
Non-cash interest expense	-	44,234
Impairment of inventory	1,071,457	28,393
Investment in unconsolidated affiliate	(518,989)	-
Equity in loss of unconsolidated affiliate	43,726	-
Changes in operating assets and liabilities:
Accounts receivable	2,181	9,449
Project assets	(11,154,127)	(5,020,331)
Inventories	(82,400)	(676,222)
Tax receivable	(294,862)	-
Prepaid expenses and other current assets	35,255	(9,286)
Accounts payable	8,908,378	519,461
Accounts payable, related party	(1,137,402)	2,447,348
Accrued expenses	669,810	(247,879)

Net cash used in operating activities – continuing operations	(8,818,592)	(9,639,883)
Net cash provided by operating activities – discontinued operations	-	2,634,816
Net cash used in operating activities	(8,818,592)	(7,005,067)

Cash flows from investing activities:
Proceeds (payment) of notes receivable	202,703	(1,010,644)
Cash paid for purchase of intangible assets	(61,858)	(11,364)

Disposal of property and equipment	-	77,279
Proceeds from sale of subsidiaries	-	299,000
Purchase of non-controlling interest	-	(15,747)
Net cash (used in) provided by investing activities – continuing operations	140,845	(661,476)
Net cash provided by investing activities – discontinued operations	-	1,077,143
Net cash (used in) provided by investing activities	140,845	415,667

Cash flows from financing activities:
Proceeds from third party borrowings	6,596,213	1,219,118
Repayment of third party debt	(291,815)	(19,271)
Proceeds from related party borrowings	6,017,550	2,928,737
Repayment of related party debt	(537,251)	(11,667)
Net cash provided by financing activities – continuing operations	11,784,697	4,116,917
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	11,784,697	4,116,917
Effect of foreign exchange on cash	(14,965)	38,020
Net increase (decrease) in cash, cash equivalents and restricted cash	3,091,985	(2,434,463)

Cash, cash equivalents and restricted cash, beginning of period	432,044	2,866,507

Cash, cash equivalents and restricted cash, end of period	$3,524,029	$432,044

SUPPLEMENTAL DISCLOURSE OF CASH FLOW INFORMATION
Interest paid	$290,400	$11,838
Income taxes paid	$10,970	$15,099
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Related party debt and accrued interest converted to common stock	$6,151,233	$-
Preferred stock converted to common stock	$1,150,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWIN ENERGY CORPORATION
Notes to Financial Statements

Note 1 – Description of Business and History and Summary of Signifiant Accounting Policies

Description of Business and History

Powin Energy Corporation (“Powin”, “Company”, “we”, “us”) is a leading designer, developer, manufacturer and provider of safe and scalable fully integrated battery energy storage systems that are purpose-built for the demands of utility-scale, commercial and industrial, and microgrid applications. We are incorporated in the State of Nevada and were founded in 1989 in Oregon. Until 2016, the Company operated as a contract manufacturer selling diverse products for leading North American retailers. In 2016, the Company sold off its contract manufacturing businesses, and on October 6, 2016, completed a merger between Powin Corporation and its subsidiary Powin Energy Corporation, with the surviving entity Powin Corporation changing its name to Powin Energy Corporation. We are currently focused on the rapidly growing advanced energy storage industry and deploying our Stack modular battery system which features our patented Battery Pack Operating System (“bp-OS”) software that provides critical insight into system functions and lifespan via our proprietary Battery Odometer and Warranty Tracker™ controls.

For the periods presented the Company has the following subsidiaries:

As described in this Report		As described in 2016 Form 10K
Legal entity name	Business segment name	Legal entity name	Business segment Name
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy
		Powin Corporation	Holding company
		Powin Industries S.A. de C.V.	Mexico
		Q Pacific Contract Manufacturing Corporation	Contract manufacturing
		Q Pacific Manufacturing Corporation	Manufacturing
Powin Canada B.C. Ltd	Energy
PPA Grand Johanna, LLC (1)	Energy
Powin SBI, LLC (1)	Energy
Don Lee BESS, LLC (1)	Energy
Powin Energy Ontario Storage II, LP	Energy
Powin Energy Storage 2, Inc.	Energy
Powin Energy Ontario Storage, LLC	Energy

(1)	Sold in 2017.

The Company entered into a purchase and sale agreement on December 4, 2017 with esVolta, a California limited partnership, for 100% of the outstanding membership interests in the Company’s subsidiary, PPA Grand Johanna, LLC.  On this date the Company sold the membership interests of the Company for an aggregate amount of $4,670,000 plus working capital, which amount is included in revenue from energy storage assets for the year ended December 31, 2017.  PPA Grand Johanna, LLC holds and operates a 2 MW / 8 MWh energy storage project connected to the Southern California Edison Distribution System in Irvine, California.

On December 4, 2017 the Company entered into a purchase and sale agreement with esVolta for the sale of Powin Canada B.C. Ltd., the sole limited partner of Powin Energy Ontario Storage II, LP and sole shareholder of Powin Energy Storage 2, Inc.  Subject to the occurrence of closing, esVolta shall pay to Powin an aggregate amount equal to 50.0% of the sum of $20,681,000 adjusted for working capital and debt balances at the time of closing for 50% of the ownership interests in Powin Canada B.C. Ltd..  Closing occurred in March 2018, subsequent to date of project completion and commissioning.  Powin Canada B.C. Ltd through its subsidiaries holds the assets of an 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario currently under development and included in project assets as disclosed in Note 3. Additionally, the purchase agreement has an option whereby esVolta, may purchase the remaining 50% ownership interests in Powin Canada B.C. Ltd. within one year of the original closing date in March 2018.

The Company entered into a purchase and sale agreement on December 4, 2017 with esVolta, a California limited partnership, for 100% of the outstanding membership interests in Powin SBI, LLC, for $200,000 plus working capital.  Powin SBI, LLC holds an Energy Storage Resource Adequacy Purchase Agreement, dated as of September 1, 2017, with Southern California Edison Company for the development of a 10 MW / 40 MWh energy storage project located in Santa Barbara, California.  The sale proceeds are included in other income for the year ended December 31, 2017.

The Company entered into a purchase and sale agreement on December 4, 2017 with esVolta for 100% of the outstanding membership interests in Don Lee Bess 1, LLC, for $130,000 plus working capital.  Don Lee Bess 1, LLC holds an Energy Storage Power Purchase Agreement, dated as of March 30, 2017 with San Diego Gas and Electric Company for the development of a 6.5 MW / 4 Hour Lithium-ion battery storage system project located in Escondido, California.  The sale proceeds are included in other income for the year ended December 31, 2017.

In 2017, as part of our sale of our projects and license of project, we acquired a 10% ownership stake in esVolta. esVolta is a newly formed entity which develops, owns and operates utility-scale energy storage projects across North America. esVolta purchased operational and pipeline contracted utility-scale energy storage projects from Powin in December 2017 for $4,670,000, representing its initial acquisition of projects as a newly formed entity. In addition, esVolta has entered a strategic long-term agreement with our Company under which we will be esVolta’s exclusive provider of battery storage systems. Upon the sale of PPA Grand Johanna in December 2017 for $4,670,000 to esVolta, we also as part of the consideration received in addition to the cash received related to the sale, received 10% interest in esVolta. We recorded such investment in unconsolidated affiliates under the equity method, and recognized the fair value of the 10% ownership interest acquired as revenue of $518,989.   In 2017, we recorded equity in loss of unconsolidated affiliates of $43,726 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of December 31, 2017, the balance of investment in unconsolidated affiliates is $475,263.

In 2017, the Company’s client base included developers, utilities and providers in the energy storage industry sector.  Prior to 2017, the Company’s legacy operations client base additionally included distributors in the transportation, medical, sports, camping, fitness, and packaging and furniture industries.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

As of January 1, 2016 the Company’s consolidated financial statements included a non-controlling minority interest in Powin Industries, SA de CV (“Powin Mexico”) , an 85% Company owned subsidiary. In January 2016, the Company purchased the remaining 15% non-controlling interest in Powin Mexico for $15,747. As of the purchase date, the non-controlling interest of Mexico amounted to $802,577. The difference of the purchase price and the non-controlling interest balance was recorded to additional paid in capital.

Effective October 3, 2016 (see Note 15), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”) pursuant to which Company sold to Rolland 99 shares of  the Series A Common Stock and the 167,452 shares of the Series B Common Stock of  Powin Mexico  which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of  Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).  The purchase price for the Shares was $999,000. At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long-Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. The Purchase Agreement contains customary warranties and representation.  Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively, may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. As a consequence of the Purchase Agreement, Powin Mexico ceased being a subsidiary of Powin Corporation.

Effective October 18, 2016, the Company entered into a Stock Purchase Agreement with Weiping Cai (“Cai”) pursuant to which the Company sold to Cai all of the issued and outstanding shares of Common Stock (“Shares”) of Q Pacific Corporation, the Company’s wholly-owned subsidiary, which wholly-owns and operates Q Pacific Contract Manufacturing Corporation and Q Pacific Manufacturing Corporation, the Company’s second tier subsidiaries, collectively referred to as (“QPM”). In addition to the sale of the Shares, the Company also transferred and assigned to Cai all of the Company’s right, title and interest in and to the “Huntsman” tradename held by Q Pacific Contract Manufacturing Corporation. The purchase price for the Shares was a cash payment of $200,000 plus (i) thirty-five (35%) of the annual EBITDA of QPM for the fiscal years ended 2017, 2018 and 2019; and (ii) thirty-five (35%) of pre-tax income for the fiscal year in which QPM is liquidated, provided that such liquidation commences prior to December 31, 2019. Under the Purchase Agreement, the Company accepted assignment of the lease between Q Pacific Contracting Manufacturing Corporation and Lu Pacific Properties, LLC dated January 1, 2015 for premises occupied by Q Pacific Contracting Manufacturing Corporation at the Company’s corporate offices at 20550 SW 115th Ave., Tualatin, OR 97062. In addition, the Company agreed to assume obligations under promissory notes owing to Joseph Lu and Lu Pacific Properties, LLC, respectively, totaling $265,000.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Powin Energy Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated during consolidation. Investments in unconsolidated affiliates through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated to U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.

The reporting currency of the Company is the U.S. dollars. The results of operations and cash flows conducted in foreign currency are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2017 and 2016 were $(14,965) and $(35,695), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash, which was recorded as accumulated other comprehensive loss on the balance sheet, as of December 31, 2017 and 2016 were $(14,965) and $0, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to inputs used to recognize revenue, uncollectable accounts receivable, product warranties, product returns, accounting for income taxes, and inventory impairment. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

Revenue Recognition

We recognize revenue for products and services when: (i) persuasive evidence of an arrangement exists, (ii) the service is performed or delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue Recognition – Legacy Product Sales

For product shipped directly from the Company’s warehouse or manufactured by the Company in the United States and then shipped to the customer, revenue is recognized at time of shipment as it is determined that ownership and title has passed to the customer at shipment.

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

Revenue Recognition - Stack Sales

We sell our Stacks directly to third-party energy system integrators and operators. We recognize revenue for Stack sales when persuasive evidence of an arrangement exists, delivery of the Stack has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured. Under this policy, we record a trade receivable for the selling price of our Stack and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the sales contract. Our customers typically do not have extended payment terms or rights of return for our products.

Revenue Recognition – Energy Storage System Sales

We recognize revenue for arrangements entered into by our energy storage system business following the guidance in ASC 605-35, Construction-Type and Production-Type Contracts.

Energy storage systems business sales arrangements in which we construct a battery power system for a customer on land that is controlled by the customer and has not been previously controlled by Powin, are accounted for under ASC 605-35. For such sales arrangements, we use the completed contract method as our standard accounting policy since we are unable to reliably estimate the costs to complete the services or the total amount of the contract during construction.  Under the completed contract method we recognize all of the revenue and profit associated with a project only after the project has been completed and collectability is reasonably assured under the terms of the sales contract.

Revenue Recognition – Completed Contract Method.

In applying the completed contract method, we recognize income only when a contract is completed or substantially completed, such as when the remaining costs to be incurred are not significant.  Under this method costs incurred are reflected on the balance sheet under project assets.

If estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to net contract revenues and costs to complete contracts, including penalties, claims, change orders, performance incentives, anticipated losses, and others are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. The effect of the changes on future periods are recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period, and the effects may be material depending on the size of the contracts or the changes in estimates.

For sales of energy storage systems in which we obtain an interest in the project sold to the customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest we obtained.  We may also recognize revenue for the sale of an energy storage system after it has been completed due to the timing of when we enter into the associated sales contract with the customer.  Estimating the fair value of the noncontrolling interest we obtain begins with the valuation of the entire energy storage project (i.e., energy storage system) being sold to the customer. Such valuation generally uses a market based valuation technique. As part of our energy storage system sales, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations.

Revenue Recognition – Operations and Maintenance

We recognize revenue for standard, recurring operations and maintenance (“O&M”) services over time as customers receive and consume the benefits of such services, which typically include 24/7 system monitoring, certain power purchase agreements and other agreement compliance, scheduling services, turn-key maintenance services including spare parts and corrective maintenance repair, and warranty management. Other ancillary O&M services, such as equipment replacement are recognized as revenue as the services are provided and billed to the customer. Costs of O&M services are expensed in the period in which they are incurred.

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of cost of sales.

Concentration of Risk

As of December 31, 2017, our accounts receivable was derived primarily from one customer.

Cost of goods sold

Cost of goods sold includes cost of products and services sold during the period, net of discounts and allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Advertising

The Company expenses the cost of advertising as incurred.  For the years ended December 31, 2017 and 2016, the amount charged to advertising expense was $33,252 and $49,382, respectively.

Research and Development Expense

We incur research and development costs during the process of researching and developing new products and enhancing our existing products, technologies, and manufacturing processes. Research and development expenses include employee compensation (payroll, employee benefits, and stock-based compensation expense), materials, outside services such as third-party development and programming costs, and software translation costs for international markets. Research and development costs are expensed as incurred.

Per Share Data

Basic net income or loss per share is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by giving effect to all potentially dilutive common shares, unless there is a net loss for the period.  In computing diluted net income per share, we utilize the treasury stock method. Potentially dilutive shares, which are based on the number of shares underlying outstanding stock options and warrants as well as our convertible senior notes, are not included when their effect is anti-dilutive.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2017 and 2016, the Company’s bank balances exceeded insurances balances by $2,862,505 and $53,643, respectively. At December 31, 2017 and 2016, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of deposits held by various banks to secure certain of our letters of credit and other deposits designated for the construction or operation of systems projects as well as the payment of amounts related to project specific debt financings. Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. Restricted cash for project construction, operation, and financing is classified as current or noncurrent based on the intended use of the restricted funds.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for our unconditional rights to consideration arising from our performance under contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts for specific receivable balances based on historical collection trends, the age of outstanding receivables, existing economic conditions, and the financial security, if any, associated with the receivables. Past-due trade receivable balances are written off when our internal collection efforts have been unsuccessful.

Our Stack sales generally include up to 30-day payment terms following the transfer of control of the products to the customer. In addition, certain product and equipment sale agreements may require a down payment for a portion of the transaction price upon or shortly after entering into the agreement or related purchase order. Payment terms for sales of our energy storage systems, energy services, and operations and maintenance services vary by contract but are generally due within 30 days of invoice. We typically do not include extended payment terms in our contracts with customers.

Inventories

Inventory is reported at the lower of cost (first-in, first-out method) or net realizable value.  The Company capitalizes applicable direct and indirect costs incurred in the Company’s manufacturing operations to bring its products to a sellable state. These costs include direct material, direct labor, and indirect manufacturing costs, including depreciation and amortization. Inventories consist primarily of containers with partially or fully completed energy storage components, including batteries, inverters and battery management hardware and software.

As of December 31, 2017 and December 31, 2016, the components of inventories were as follows:

	December 31, 2017	December 31, 2016
Raw materials	$543,373	$547,953
Finished goods	1,307,981	1,221,001
Reserve for slow moving and obsolete inventory	(1,540,790)	(469,333)
Inventories, net	$310,564	$1,299,621

We regularly review the cost of inventories against their estimated net realizable value and record write-downs if any inventories have costs in excess of their net realizable values. We also regularly evaluate the quantities and values of our inventories in light of current market conditions and trends, among other factors, and record write-downs for any quantities in excess of demand or for any obsolescence. This evaluation considers the use of Stacks in our systems business, expected demand, anticipated sales prices, strategic raw material requirements, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, product merchantability, and other factors. Market conditions are subject to change, and actual consumption of our inventory could differ from forecasted demand.

Based on our assessment, $1,071,457 and $28,393 impairment expenses for inventories were recorded in cost of sales during the years ended December 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation.  Cost includes the price paid to acquire or construct the assets, required installation costs, interest capitalized during the construction period, and any expenditures that substantially add to the value of or substantially extend the useful life of the assets. For financial reporting and income tax purposes, the costs of property and equipment are depreciated over the assets estimated useful lives, using principally the straight-line method for financial reporting purposes and an accelerated method for income tax purposes.  Costs associated with repair and maintenance of property and equipment are expensed as incurred.

We begin depreciation for our property and equipment when they are placed in service. We consider such assets to be placed in service when they are both in the location and condition for their intended use. We compute depreciation expense using the straight-line method over the estimated useful lives of assets, as presented in the table below. We depreciate leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred.

Equipment	7-15 years
Leasehold improvements	39 years
Computers	3-5 years
Vehicles	5-7 years
Furniture and fixtures	3-5 years

The Company reviews the carrying value of property, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, and equipment was recorded in operating expenses during the years ended December 31, 2017 and 2016.

Energy Storage Systems

Energy storage systems represent project assets that we may temporarily own and operate after being placed in service. We report our battery energy storage systems at cost, less accumulated depreciation. We begin depreciation for battery energy storage systems when they are placed in service. We compute depreciation expense for the systems using the straight-line method over the shortest of the term of the related power purchase agreements, the lease on the land, or 20 years. Our current battery energy storage systems have estimated useful lives ranging from 10 to 20 years.

Project assets primarily consist of costs related to battery energy storage projects in various stages of development that are capitalized prior to the completion of the sale of the project, including projects that may have begun commercial operation under power purchase agreements and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a battery energy storage system. Development costs may include legal, consulting, permitting, transmission upgrade, interconnection, and other similar costs. We typically classify project assets as noncurrent due to the nature of energy storage projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. Once we enter into a definitive sales agreement, we classify such project assets as current until the sale is completed, and we have met all of the criteria to recognize the sale as revenue. Any income generated by a project while it remains within project assets is accounted for as a reduction to our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales. If a project is completed and begins commercial operation prior to the closing of a sales arrangement, the completed project will remain in project assets until closing of sale. We present all expenditures related to the development and construction of project assets, whether fully or partially owned, as a component of cash flows from operating activities.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project is expected to be recoverable, including whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated fair value, with the resulting impairment recorded within “Selling, general and administrative” expense.

Interest Capitalization

We capitalize interest as part of the historical cost of acquiring or constructing certain assets, including property and equipment; project assets; and energy storage systems, during the period required to place the assets in service or, in the case of project assets, to sell the assets to customers. Interest capitalized for property and equipment or energy storage systems is depreciated over the estimated useful life of the related assets when they are placed in service. We charge interest capitalized for project assets to cost of sales when such assets are sold, and we have met all revenue recognition criteria. We capitalize interest to the extent that interest cost has been incurred and payments have been made to acquire, construct, or develop an asset. We cease capitalization of interest for assets in development or under construction if the assets are substantially complete or if we have sold such assets.

Asset Impairments

We assess long-lived assets classified as “held and used,” including our property and equipment; project assets; energy storage systems; and intangible assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable. These events and changes in circumstances may include a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; a current-period operating or cash flow loss combined with a history of such losses or a projection of future losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

When impairment indicators are present, we compare undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. If the carrying value of the asset group exceeds the undiscounted future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment, and such projections may vary from the cash flows eventually realized.

We consider a long-lived asset to be abandoned after we have ceased use of such asset and we have no intent to use or repurpose the asset in the future. Abandoned long-lived assets are recorded at their salvage value, if any.

We classify long-lived assets we plan to sell, excluding project assets and energy storage systems, as held for sale on our consolidated balance sheets only after certain criteria have been met including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets held for sale at the lower of their carrying value or fair value less costs to sell. If, due to unanticipated circumstances, such assets are not sold in the 12 months after being classified as held for sale, then held for sale classification will continue as long as the above criteria are still met.

Intangible Assets

Our intangible assets include websites, patents, and trademarks. Intangible assets that are subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicates the asset may be impaired. Based on this assessment, no impairment expenses for intangible assets were recorded in operating expenses during the years ended December 31, 2017 and 2016. Intangible assets amounted $236,754 and $175,297 as of December 31, 2017 and 2016, respectively. Amortization expenses amounted to $400 and $17,112 for the years ended December 31, 2017 and 2016, respectively.

Equity Method Investments

We account for our unconsolidated venture using the equity method of accounting. As part of this evaluation, we consider our participating and protective rights in the venture as well as its legal form. We use the equity method of accounting for our investments when we have the ability to significantly influence, but not control, the operations or financial activities of the investee. We record our equity method investments at cost and subsequently adjust their carrying amount each period for our share of the earnings or losses of the investee and other adjustments required by the equity method of accounting. Distributions received from our equity method investments are recorded as reductions in the carrying value of such investments and are classified on the consolidated statements of cash flows pursuant to the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and are classified as cash inflows from operating activities unless our cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed our cumulative equity in earnings recognized from the investment. When such an excess occurs, the current period distributions up to this excess are considered returns of investment and are classified as cash inflows from investing activities.

We monitor our equity method investments, which are included in “Investment in unconsolidated affiliate” in the accompanying consolidated balance sheets, for impairment and record reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.. In 2017, as part of our sale of our projects and pipeline, we acquired a 10% ownership stake in esVolta. We did not record any impairment losses related to our equity method investment during the years ended December 31, 2017. There is no equity method investment in 2016.  We recorded revenue of $518,989 as a result of our 10% interest in esVolta upon the sale of PPA Grand Johanna in December 2017, which increased our investment in equity method investee by this amount.  In 2017 we recorded equity in loss of unconsolidated affiliates of $43,726 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of December 31, 2017, the balance of investment in unconsolidated affiliates is $475,263.

Non-controlling Interests

On August 8, 2014, the Company and its then wholly-owned subsidiary, Powin Energy Corporation (collectively “Powin”) and SF Suntech, Inc. (“Suntech”) signed a Share Subscription Agreement (“Subscription Agreement”) for an investment of $12,500,000 from Suntech. On April 1, 2015 and April 2, 2015, Powin Energy issued 1,765 shares and 378 shares of Powin Energy Common Stock to Suntech, respectively. Professional expenses of $750,000 related to the issuances were deducted from the proceeds received. After the shares issuance, the Company owned 82.35% of Powin Energy.

On October 6, 2016, the merger between Powin Corporation and Powin Energy Corporation became effective, pursuant to a First Amended and Restated Agreement and Plan of Merger and Liquidation  (the "Merger Agreement"). Powin Corporation is the surviving entity with a name change to Powin Energy Corporation and will continue to be traded under the stock symbol PWON.

Non-controlling interests on the financial statements as of December 31, 2015 includes minority interest of Mexico, an 85% owned subsidiary from February 2011 to January 2016. On January 2016, the company acquired for $15,747 the remaining 15% minority interest in the company’s Mexico subsidiary.

Effective October 3, 2016 (see Note 15), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”) pursuant to which the Company sold to Rolland 99 shares of the Series A Common Stock and the 167,452 shares of the Series B Common Stock of Powin Mexico which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of Powin Mexico.  The closing date of the Agreement was October 4, 2016 (“Closing”).

Deferred Revenue

When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as net sales after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met. We do not adjust the consideration in a contract for the effects of a significant financing component when we expect, at contract inception, that the period between a customer’s down payment and our transfer of a promised product or service to the customer will be one year or less. Additionally, we do not adjust the consideration in a contract for the effects of a significant financing component when the consideration is received as a form of performance security.

Product Warranties

We typically provide a limited commercial warranty which is negotiated per each sale. During the warranty period the energy storage system is tracked by Powin’s proprietary warranty tracker technology to ensure that the system is operated within its stated parameters.  The warranty terminates if the system is operated outside of its stated parameters.

Powin has also negotiated guarantees for workmanship and Powin manufactured components.  The workmanship warranty covers materials and manufacturing faults including Powin bp-OS boards, PCB boards, balancing chargers, enclosures and racks.

In resolving claims under the warranties, we typically have the option of either repairing or replacing the covered Stacks. Such limited warranties are standard for Stack sales and may be transferred from the original purchasers of the Stacks to subsequent purchasers upon resale provided that the Powin warranty tracker technology continues to run on the energy storage system uninterrupted.  We first must validate that the root cause of the issue is due to Stack performance; we then have the option of either repairing or replacing the covered Stacks.

When we recognize revenue for Stack or system sales, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We make and revise these estimates based primarily on the number of Stacks under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of Stacks, our internal testing of and the expected future performance of our Stacks, and our estimated Stack replacement costs.

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

The carrying value of the Company’s equipment borrowing and short-term line of credit borrowing at December 31, 2017 and 2016, is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. The carrying value of accounts receivable, trade payables and accrued liabilities approximates the fair value due to their short-term maturities.

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

During the year ended December 31, 2017, we adopted our Powin Energy Corporation 2017 Equity Incentive Plan (“2017 Plan”), under which directors, officers, employees, and consultants of Powin Energy Corp (including any of its subsidiaries) are eligible to participate in various forms of share-based compensation.  The 2017 Plan is administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which is authorized to, among other things, determine recipients of grants, exercise price and vesting schedule of the awards made under the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. In addition, the shares underlying any forfeited, expired, terminated, or canceled awards, or shares surrendered as payment for taxes required to be withheld, become available for new award grants. We may not grant awards under the 2017 Plan after 2027, which is the tenth anniversary of the 2017 Plan’s approval by our stockholders. As of December 31, 2017, we had 4,209,668 shares available for future issuance under the 2017 Plan.

Variable Interest Entities
The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the Characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

Related Party Transactions
FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on our consolidated net earnings, financial position or cash flows.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The new guidance provides a new model to determine when and over what period revenue is recognized. Under this new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration we expect to collect. In March 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued another ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued another ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. As an emerging growth company, the guidance is effective for fiscal years beginning after December 15, 2018; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for us beginning with the first quarter of 2017. The adoption of this guidance does not have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.. The adoption of this guidance does not have a material impact on our financial statements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance does not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The adoption of this guidance does not have a material impact on our financial statements

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow entities to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2018-02 will have on our consolidated financial statements and associated disclosures.

Note 2: Going Concern

The Company sustained a net loss $15,542,414 and $6,671,705 during the years ended December 31, 2017 and 2016. The Company has accumulated deficit of $44,274,990 and $28,732,576 as of December 31, 2017 and 2016, respectively. Working capital deficit of $3,336,144 and working capital of $1,442,791 as of December 31, 2017 and 2016, respectively. The Company also has notes payable to unrelated parties due within 12 months amounting $1,350,472 and $0 as of December 31, 2017 and 2016, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required. The above conditions raise substantial doubt about the Company’s ability to continue as going concern.

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

During 2016 the company sold its contract manufacturing businesses and completed a merger between Powin Corporation and Powin Energy Corporation. The surviving entity from the merger is Powin Energy Corporation, and this entity, our Company, is focused on the rapidly growing advanced energy storage industry. Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and up to and including the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•	In 2016, the Company completed significant research and development effort resulting in a patented, commercially viable Battery Pack Operating System (bp-OS).
•	In March 2017, the Company successfully raised $2,000,000 debt financing from a third party. Details of this financing activity is discussed in note 9 of these financial statements.
•
In June 2017, the Company successfully raised $5,000,000 from a related party and $150,000 from a non-related party in short and long-term debt financing. Details of these financing activities are discussed in note 9 of these financial statements.

•	In September 2017, the Company successfully raised $4,446,213 debt financing from a third party. Details of this financing activity is discussed in note 9 of these financial statements.
•	The Company completed the installation of a 2 MW / 8 MWh Battery Energy Storage System with the Southern California Edison utility, and successfully closed a sale of this project in December 2017.
•
In March 2018, the Company completed a 8.8 MW / 40.8 MWh Battery Energy Storage System connected to a Canadian utility and sold a 50% interest in the project to esVolta. The project is the largest battery facility in Canada and illustrates the state of lithium-ion as a grid-scale technology.

•
Management is actively in discussions with several parties regarding various forms of funding, which if successful, would mitigate any going concern risks within one year from the date of issuance of its financial statements for the year ended December 31, 2017.

Note 3: Project Assets

Project assets primarily consist of costs related to battery energy storage projects in various stages of development that are capitalized prior to the completion of the sale of the project, including projects that may have begun commercial operation under power purchase agreements and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a battery energy storage system. Development costs may include legal, consulting, permitting, transmission upgrade, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we classify such project assets as current, or non-current if the purchase option is greater than one year, until the sale is completed, and we have met all of the criteria to recognize the sale as revenue. If a project is completed and begins commercial operation prior to the closing of a sales arrangement, the completed project will remain in project assets until closing of sale. We present all expenditures related to the development and construction of project assets, whether fully or partially owned, as a component of cash flows from operating activities.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project is expected to be recoverable, including whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated fair value, with the resulting impairment recorded within “Selling, general and administrative” expense.

Energy storage systems business sales arrangements in which we construct a battery power system for a customer on land that is controlled by the customer and has not been previously controlled by Powin, are accounted for under ASC 605-35. For such sales arrangements, we use the completed contract method as our standard accounting policy since we are unable to reliably estimate the costs to complete the services or the total amount of the contract during construction.  Under the completed contract method we recognize all of the revenue and profit associated with a project only after the project has been completed and collectability is reasonably assured under the terms of the sales contract.  In applying the completed contract method, we recognize income only when a contract is completed or substantially completed, such as when the remaining costs to be incurred are not significant.  Under this method costs incurred are reflected on the balance sheet under project assets.

Project Assets	December 31, 2017	December 31, 2016
PPA Grand Johanna - 2 MW / 8 MWh energy storage project connected to the Southern California Edison Distribution System in Irvine, California.	$-	$4,882,025
Powin Energy Ontario Storage II - 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario	16,036,152	0
Total project assets	$16,036,152	$4,882,025

The Company entered into a purchase and sale agreement on December 4, 2017 with esVolta for 100% of the outstanding membership interests in the Company’s subsidiary, PPA Grand Johanna, LLC.  On this date the Company sold the membership interests of the Company for an aggregate amount of $4,670,000 plus working capital, which amount is included in revenue from energy storage assets for the year ended December 31, 2017.  PPA Grand Johanna, LLC holds and operates a 2 MW / 8 MWh energy storage project connected to the Southern California Edison Distribution System in Irvine, California.

On December 4, 2017 the Company entered into a purchase and sale agreement with esVolta for the sale of Powin Canada B.C. Ltd., the sole limited partner of Powin Energy Ontario Storage II, LP and sole shareholder of Powin Energy Storage 2, Inc.  Subject to the occurrence of closing, esVolta shall pay to Powin an aggregate amount equal to 50.0% of the sum of $20,681,000 adjusted for working capital and debt balances at the time of closing for 50% of the ownership interests in Powin Canada B.C. Ltd.. Closing occurred in March 2018, subsequent to date of project completion and commissioning.  Powin Canada B.C. Ltd through its subsidiaries holds the assets of an 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario currently under development and included in project assets. Based on this, the 50% of the total project asset is presented as current asset, and the remaining 50% is presented as non-current asset as of December 31, 2017.  Additionally, the purchase agreement has an option whereby esVolta may purchase the remaining 50% ownership interests in Powin Canada B.C. Ltd. within one year of the original closing date in March 2018.

Note 4: Tax Receivable

Tax receivable as of December 31, 2017 is comprised of state tax receivable of $18,151 and GST/HST tax receivable of $276,711. The GST/HST tax receivable represents net amounts due from the Canada Revenue Agency (CRA) for Goods and Services Tax / Harmonized Sales Tax (GST/HST) on taxable goods and services purchased or sold in Canada.  The Company is registered for GST/HST with the CRA and files periodic tax returns for each reporting period listing the amount of GST/HST collected during the reporting period along with the amount of input tax credits claimed.  The net tax for each reporting period is the difference between the GST/HST charged on taxable supplies and the GST/HST paid on business purchases and expenses (input tax credits). This resulted in a GST/HST refund as of December 31, 2017, which occurs when the Company has paid more GST/HST than we collected. Taxes receivable at December 31, 2017 and 2016 are $294,862 and $0, respectively. Subsequent to December 31, 2017, the Company has received all of the funds from the Canadian government through March 31, 2018 as payment of this GST/HST tax receivable.

Note 5: Notes Receivable

Notes receivable consist of the following:

	December 31, 2017		December 31, 2016
	Current	Non Current	Current	Non Current
On October 3, 2016, the Company issued a promissory note to Rolland Holding Company LLC, an unrelated party. The principal amount is $100,000 and the interest rate is 4%, due on November 3, 2017. The balance payment was received in 2017.	$-	$-	$80,135	$-
On October 3, 2016, the Company issued a promissory note to Rolland Holding Company LLC, an unrelated party. The principal amount is $800,000 and the interest rate is 5%, due on November 21, 2024.	100,000	615,074	101,965	704,427
On October 3, 2016, the Company issued a promissory note to Powin Mexico, an unrelated party. The principal amount is $125,000 with no interest rate, due on December 3, 2020.	31,250	62,500		125,000

	$131,250	$677,574	$182,100	$829,427

Effective October 3, 2016 (see Note 15), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”).  At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively, may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. The total amount collected under these notes receivable during 2017 is $202,703. The Company recognized interest income of $39,566 during 2017.

The Company has performed an analysis of the notes receivable balance under ASC 810-10 guidance with respect to accounting for variable interest entities (“VIE”), and has determined the Company lacks the power to make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary in this transaction.

Note 6: Property and Equipment, net

The components of property and equipment were as follows:

	December 31, 2017	December 31, 2016

Equipment	50,385	50,385
Leasehold improvements	7,564	7,564
Computers	99,365	99,365
Vehicles	32,983	32,983

	190,297	190,297
Accumulation depreciation	(118,420)	(81,755)
Property and equipment, net	$71,877	$108,542

For the years ended December 31, 2017 and 2016, depreciation of property and equipment amounted $36,665 and $32,503, respectively.

Note 7: Other Receivable

The Stock Purchase Agreement for the sale of Q Pacific Corporation (“QPM”) in 2016 contains a provision whereby Powin is due 35% of the annual EBITDA of QPM for fiscal years 2017, 2018 and 2019.  The amount calculated under this agreement and due to Powin is $109,074 for year ended December 31, 2017.  The Company records amounts earned under this agreement to other income and other current assets. The amount due of $109,074 was collected in March 2018.

The Company has performed an analysis of the notes receivable balance under ASC 810-10 guidance with respect to accounting for variable interest entities (“VIE”), and has determined the Company lacks the power to make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary in this transaction.

Note 8: Loss Per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss by the weighted-average shares outstanding during the year.  Diluted loss per share is calculated by dividing net income by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.

The components of basic and diluted loss per share are as follows:

	For the years ended December 31,
	2017	2016

Net loss attributable to Powin Corporation (A)	(15,542,414)	(6,671,705)
Less preferred share dividends	-	(127,200)
Net loss available to Powin Corporation (B)	(15,542,414)	(6,798,905)

Weighted average outstanding shares of common stock (C)	38,803,459	22,916,392
Dilutive effect of securities	-	-
Common stock and common stock equivalents (D)	38,803,459	22,916,392

Loss per share
Basic (B/D)	$(0.40)	$(0.29)
Diluted (B/D)	$(0.40)	$(0.29)

The Company had 11,509 shares of outstanding Series A preferred stock as of December 31, 2016. On March 21, 2017, the board of directors of the company authorized the issuance of one share of the company’s Common Stock in exchange for each share of Series A stock. All shares of Series A Preferred Stock were cancelled.

The Company has 2,128,603 shares and 102,000 shares of outstanding stock options as of December 31, 2017 and 2016, respectively.

On April 15, 2013, the Company entered into a Settlement Agreement and Mutual Release to settle a previously disclosed action as noted in our 8K filed on April 17, 2013. Pursuant to the Settlement Agreement, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2017 and 2016, all 100,000 warrants remain outstanding.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Series A preferred stock	-	230,180
Warrants	100,000	100,000
Stock options	2,128,603	102,000
	2,228,603	432,180

For the years ended December 31, 2017 and 2016, the effect of warrants, stock options and convertible preferred stock and preferred stock dividends are excluded from loss per share because their impact is anti-dilutive since the company has a net loss both years.

Note 9: Long-term Debt

The total carrying value of long-term debt, including current and non-current classifications, was as follows:

	December 31, 2017		December 31, 2016
	Current	Non Current	Current	Non Current
Loan from a third party, originating March 16, 2017, due March 16, 2019, at 6% interest, with a security interest in the Company’s ownership stake in Powin Canada B.C. Ltd and a $1 million personal guarantee from Joseph Lu. Subject to meeting the requirements of a qualified financing event within 24 months of the date of this note, the note holder will have the right to convert the note balance into offered securities. The first $1 million of the note balance is eligible to be converted at 90% of the price paid per share under the qualified financing, and the remaining balance at the same price per share paid by the other participants.
	$-	$2,000,000	$-	$-

Loan from a third party, originating June 13, 2017, due June 14, 2018, at 10% interest, with no collateral.	150,000

Loan from a third party, originating September 26, 2017, due September 27, 2020 at 8.75% interest. The loan is secured by Powin Energy Ontario Storage II, LP and guaranteed by Powin Canada B.C. Ltd. (a)	1,200,472	2,953,926

Total long-term debt,	$1,350,472	$4,953,926	$-	$-

Interest expense related to long-term debt amounted to $103,973 was capitalized in project assets for the year ended December 31, 2017.

(a) The Brookfield BRP Holdings (Canada) Inc debt agreement requires audited annual financial statements to be provided to the lender within 90 days of year end.  The audit of the financial statements of borrower, Powin Energy Ontario Storage II, LP for the year ended December 31, 2017 have not yet been completed.  Lender has approved a waiver of this covenant extending this date to May 15, 2018.

Long-term debt related party

	December 31, 2017		December 31, 2016
	Current	Non Current	Current	Non Current
On May 31, 2017, the Company renewed two loans from Lu Pacific Properties, LLC. The principal amount is $150,000 and the annual interest rate is 6%, due on May 31, 2018, with no collateral. As of December 31, 2017, accrued interest is $5,631. Interest expense amounted to $5,631 for the year ended December 31, 2017.	$150,000	$-	$150,000	$-
Loan originating July 5, 2016, due July 4, 2017, at a 6% annual interest rate, with no collateral On October 31, 2017, 3U Trading note transfer to Joseph Lu per agreement Principal and accrued interest may be converted into preferred stock. As of December 31, 2017, and accrued interest is $5,144. Interest expense amounted to $12,463 for the year ended December 31, 2017	1,009,516		1,484,118
On October 26, 2016, the Company secured a loan from Lu Pacific Properties, LLC. The principal amount is $2,000,000, and the annual interest rate is 7%, due on October 26, 2018, secured by Company’s intellectual property. As of December 31, 2017, accrued interest is $13,648. Interest expense amounted to $140,000 for the year ended December 31, 2017.	2,000,000	-	-	2,000,000

On October 18, 2016, the Company secured a loan from Joseph Lu. The principal amount is $115,000 and the annual interest rate is 6%, due on January 31, 2018, with no collateral. As of December 31, 2017, and accrued interest is $0. Interest expense amounted to $5,161 for the year ended December 31, 2017. Note was converted to common stock On October 16, 2017.	-	-	115,000	-
On December 30, 2016, the Company borrowed the sum of $600,000 from Joseph Lu and issued its note in the principal amount of $600,000, with an annual interest rate of 6%, due January 31, 2018, with no collateral. As of December 31, 2017, accrued interest is $0. Interest expense amounted to $26,926 for the year ended December 31, 2017. Note was converted to common stock On October 16, 2017.	-	-	600,000	-
On January 26, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, and issued its note in the principal amount of $1,000,000, with an annual interest rate is 7%, due on January 26, 2019. The note is secured by the Company’s intellectual property. As of December 31, 2017, accrued interest is $13,095. Interest expense amounted to $47,562 for the year ended December 31, 2017. Partial of the Note, $247,785 principal was converted to common stock on October 16, 2017.		742,215	-	-
On June 28, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu and issued its notes in the principal amount of $1,000,000, with an annual interest rate of 8%, due on January 27, 2018. The loan is secured by the assets of PPA and assets of PE Ontario. In the event of default, the note becomes convertible into equity. Interest expense amounted to $20,822 for the year ended December 31, 2017. Note and accrued interest were converted to common stock on October 16, 2017.	-	-	-	-
.
On October 14, 2016, the Company borrowed the sum of $35,100 from Xilong Zhu, a director of the Company and issued its note in the principal amount of $35,100, with an annual interest rate of 0%, due on March 1, 2017, with no collateral. As of December 31, 2017 accrued interest is $0. Interest expense amounted to $75,616 for the year ended December 31, 2017. The loan was paid off on March 6, 2017.	-	-	35,100	-

Total	$3,159,516	$742,215	$2,384,218	$2,000,000

Interest expense related to loans from related parties amounted to $0 and $72,872 for the years ended December 31, 2017 and 2016, respectively.  All of the interest on related party notes of $464,799 was capitalized in project assets for the year ended December 31, 2017.

Schedule of long term debt:

	December 31, 2016 Balance	Borrowed	Paid	Transferred	Converted	December 31, 2017 Balance
Third party note, March 16, 2017	$-	$2,000,000	$-	$-	$-	$2,000,000
Third party note, June 13, 2017,	-	150,000	-	-	-	150,000
Third party note, September 26, 2017	-	4,446,213	(291,815)	-	-	4,154,398
Renewal of two notes from Lu Pacific Properties, LLC, May 31, 2017	150,000	-	-	-	-	150,000
3U Trading note transfer to Joseph Lu, October 31, 2017	-	-	(474,601)	1,484,117	-	1,009,516
3U Trading note, July 5, 2016	1,484,117	-	-	(1,484,117)	-	0
Lu Pacific Properties, LLC note, October 26, 2016	2,000,000	-	-	-	-	2,000,000
Joseph Lu ntoe, October 18, 2016,	115,000	-	-	-	(115,000)	-
Joseph Lu note, December 30, 2016,	600,000	-	-	-	(600,000)	-
Joseph Lu note, January 26, 2017,	-	1,000,000	(10,000)	-	(247,785)	742,215
Joseph Lu note, June 28, 2017,	-	1,000,000	-	-	(1,000,000)	-
Xilong Zhu note, October 14, 2016	35,100	17,550	(52,650)	-	-	-
Joseph Lu note, June 5, 2017	-	1,000,000	-	-	(1,000,000)	-
Xilong Zhu note, June 28, 2017	-	3,000,000	-	-	(3,000,000)	-
Total	$4,384,217	$12,613,763	$(829,066)	$-	$(5,962,785)	$10,206,129

Minimum future payments under long-term debt and long term debt related party are as follows:

Year ending December 31,
2018	$4,509,988
2019	4,178,401
2020	1,517,740
2021	-
2022	-
Thereafter	-
Total	$10,206,129

Note 10: Commitments

Operating Leases

The Company leases the Company headquarters facility in Tualatin, Oregon from Lu Pacific Properties, LLC, a related party controlled by the Lu family This lease is through September 30, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Effective January 1, 2017, the Company entered into a lease amendment. The Company leased 28,275 square feet of the building. The lease term is through September 30, 2021 and all property taxes, utilities and facility maintenance were charged at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $17,706.

The Company leases a facility from 3U Millikan, LLC, a company owned by Xilong Zhu, a member of the Company’s Board of Director. The lease is for its Southern California Edison Project at Irvine, California location. This lease commenced on October 10, 2016 and will terminate on January 9, 2027 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly base rental expense is $17,550, commencing January 1, 2017 and ending January 9, 2027.  The Company subleases a portion of this facility to PPA Grand Johanna, LLC, a subsidiary sold to esVolta on December 4, 2017.  Rental income to Powin under the terms of the sublease is $4,000 per month in 2017 with annual rent increases through the lease term ending in 2027.  Under the terms of the sublease, Powin has the right to increase the base rent by an amount in proportion to the amount of added battery energy storage capacity relative to the existing battery energy storage capacity at then current market rates.

On April 30, 2016, the Company’s subsidiary, Don Lee BESS 1, LLC entered into a lease option with Don Lee Place Investors, LLC, a non-related party for its San Diego Gas & Electric project. The Company optioned 4,116 square feet. The option will end on October 31, 2018. The monthly option expense is $3,087. Don Lee BESS 1, LLC was sold to esVolta on December 4, 2017 and as of that date the Company has no further obligation under the lease.

On June 27, 2017, the Company entered into a lease agreement for its Ontario Project, at Stratford location. The Company leased 1 acre of land from an unrelated party. The lease term is for three years and will start upon commissioning and acceptance of the project in early 2018. The annual rental expense is $30,100. The lease has term to renew 2 additional terms of 5 years each with 6 months’ notice.

On August 23, 2017, the Company’s subsidiary, Powin SCE SBI, LLC, entered into a lease option for its Southern California Edison Project at Santa Barbara, California location. The Company leased 14,602 square feet of land from an unrelated party. Option is for one year and can be extended for up to two additional one-year periods. Annual lease expense is $45,000. The Company exercised the first year lease option. Powin SCE SBI, LLC was sold to esVolta on December 4, 2017 and as of that date the Company has no further obligation under the lease.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending December 31,
2018	$432,795
2019	439,299
2020	445,995
2021	344,972
2022	244,140
Thereafter	1,052,052
Total	$2,959,253

For the years ended December 31, 2017 and 2016, total lease expense paid for all operating rents and leases was $490,172 and $282,722, respectively. These leases are also disclosed in Note 13, related party transactions.

Note 11:  Capital stock

The Company has two classes of preferred stock and one class of common stock. The Series A Preferred Stock has a $100 face value per share with an original conversion rate of one (1) share of Preferred Stock for twenty (20) shares of Common Stock. On February 27, 2017, the Company changed the conversion rate to one (1) share of Preferred Stock for one (1) share of Common Stock. The 2015 August Preferred Stock carries a par value of $0.56 per share and is convertible into Common Stock at the rate of 1 for 1.

Preferred Stock

The Series A Preferred Stock, originally convertible at a rate of one (1) preferred share to twenty (20) shares of common stock was modified by the board of directors in 2017 to be convertible at a rate of one (1) preferred share to one (1) common share. The Series A Preferred Stock calls for dividends of 12%, declared semi-annually, and paid in additional Series A Preferred Stock. In 2017 and 2016, we issued 0 and 1,272 shares of Series A Preferred Stock as dividends respectively, increasing the Series A Preferred Stock by $0 and $127,200 and decreasing additional paid in capital. As of December 31, 2017 and 2016, there are 0 and 11,509 shares of Series A Preferred Stock outstanding, respectively.

The Series A preferred stock is a legacy series of stock inherited by the Company at the time of its reverse merger with its predecessor.  Upon legal review it was determined that no Certificate of Designation or Amended Articles of Incorporation was filed establishing the rights, preferences and privileges of the Series A Preferred Stock as required by the Nevada Business Corporation Act and the failure to file cast doubt about the validity of the issuance of the shares. The board of directors of the Company determined that it was in the long term best interests of the Company and its shareholders that the Series A stock be cancelled because of the legal deficiencies noted and that the corporation would authorize an exchange of one Series A Preferred Share for one common share. On March 21, 2017, the board of directors of the company authorized the issuance of one share of the company’s Common Stock in exchange for each share of Series A preferred stock. All shares of Series A Preferred Stock were cancelled.

The Company issued its August 2015 Preferred Stock (“Preferred Stock”) in August 2015 in satisfaction of the notes payable described in the table below. The holders of the Preferred Stock do not have a dividend preference over the Company’s common stock and have the same voting rights as the holders of common stock. The Preferred Stock is convertible into the Company’s common stock at the rate of one (1) share of Preferred Stock for one (1) share of common stock. The holders of the Preferred Stock are entitled to a liquidation preference over the holders of common stock equal to $0.56 per share. The full rights, preferences and privileges of the Preferred Stock are set forth in the Certificate of Designation which was filed in the 8K report on August 6, 2015. In August 2016, 13,625,826 shares of August 2015 preferred stock were converted into common stock.

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

Common Stock

On June 30, 2016 the Company issued 6,000 shares of common stock to the six members of its Board of Directors as compensation for their services based on the fair value of the shares valued at $0.30 per share.

On September 6, 2016 the Company issued 89,961 shares to Quidnick Energy Development, LLC, controlled by Geoffrey Brown, as compensation for consulting services valued at $0.30 per share.

On October 17, 2016 the Company issued 176,369 shares to an employee for compensation expense valued at $0.141 per share.

On October 20, 2016, the Company issued 177,251 shares to an employee for compensation expense valued at $0.141 per share.

On December 13, 2016 the Company issued 1,469,000 shares to Geoffrey Brown for compensation expense valued at $0.141 per share.

On October 16, 2017, the Company issued an aggregate of 8,155,146 shares of common stock in satisfaction of certain outstanding indebtedness in the aggregate principal and accrued interest balance of $6,151,233.  The fair market value of the common stock at time of conversion was $14,353,057.   The $8,201,824 difference between the fair market value of the common stock and the balance of the principal and accrued interest was booked as loss on extinguishment of debt.

Warrants

On April 15, 2013, the Company entered into a Settlement Agreement and Mutual Release to settle a previously disclosed action as noted in our 8K filed on April 17, 2013. Pursuant to the Settlement Agreement, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of December 31, 2017 and 2016, all 100,000 warrants remain outstanding.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Warrants	price	(Years)	Value
Outstanding at December 31, 2016	100,000	$25	1.4	$-

Exercisable at December 31, 2016	100,000	$25	1.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at December 31, 2017	100,000	$25	0.4	$-
Exercisable at December 31, 2017	100,000	$25	0.4	$-

Note 12: Stock Options

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

In February 2011, the Company’s Board of Directors approved the adoption of the Powin Energy Corporation 2011 Stock Option Plan (2011 Plan) and submitted its ratification to the shareholders at the shareholders’ meeting held June 15, 2011, where the shareholders approved the 2011 Plan.  On June 15, 2011, the Company granted awards under the 2011 Plan in the form of incentive stock options to its key employees for 1,170,000 shares of common stock.  On August 6, 2013, the Company granted 1,640,000 stock options under the 2011 Plan to all employees. Awards are granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model using. The following assumptions were used to determine the fair value of the options at date of original issuance on August 6, 2013:

Dividend Yield	0%
Expected volatility	161.80%
Risk-free interest rate	1.39%
Term in years	9.92

The Company has never paid a cash dividend and does not intend to pay cash dividends in the foreseeable future, so the dividend yield used in the calculation is 0%. The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The term of the option is the expiration as there is no ready market for employees to exercise and sell shares and to date no option has been exercised under the 2011 Plan.

In June 2017, the Company’s Board of Directors approved the adoption of the Powin Energy Corporation 2017 Stock Option Plan (2017 Plan). During the year ended December 31, 2017 the Company granted awards under the 2017 Plan in the form of incentive stock options to its employees for a total of 2,041,603 shares of common stock.  Awards were granted with an exercise price ranging from $1.18 to $2.00, approximating the market price of the Company’s common stock at the date of each grant.  The stock options vesting has various terms:1). Most 1/4 immediately, then 1/4 each of next 12 months, or 2). 1/3 immediately, then 1/3 each of next 12 months. or 3) fully vested immediately.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model using. The following assumptions were used to determine the fair value of the options at date of original issuance:

Dividend Yield	0%
Expected volatility	145.51	% - 146.80%
Risk-free interest rate	1.90	% - 2.17%
Term in years	5.04	- 5.62

The Company has never paid a cash dividend and does not intend to pay cash dividends in the foreseeable future, so the dividend yield used in the calculation is 0%. The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term closest to the expected term of the option. The term of the option is the expiration as there is no ready market for employees to exercise and sell shares and to date no option has been exercised on the 2011 Plan, 2013 Plan and 2017 Plan.

A summary of option activity as is presented below:
	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Exercisable	Intrinsic Value of Options
Outstanding at December 31, 2015	158,000	$5.80	5.84	99,095	$312,000
Granted	0
Forfeited/Expired	(56,000)	5.90
Outstanding at December 31, 2016	102,000	5.70	4.88	84,059	0
Granted	2,041,603	1.42	9.82
Forfeited/Expired	(15,000)	3.50			0
Outstanding at December 31, 2017	2,128,603	$1.61	9.54	674,432	$1,338,418

Stock option expense included in operating expense for the years ended December 31, 2017 and 2016 is $941,905 and $88,130, respectively. As of December 31, 2017 and 2016, remaining unvested stock expenses amounted to $1,743,208 and $46,126, respectively.

Note 13:  Related Party Transactions

Rent Paid to Related Parties

The Company headquarter facilities located in Tualatin, Oregon are owned by Lu Pacific Properties, LLC, a related party controlled by the Lu family. Rent expenses were $212,478 and $543,299 for the years ended December 31, 2017 and 2016, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s facility in Irvine, California is owned by 3U Millikan, LLC, controlled by Xilong Zhu, a director of the Company. Rent expenses were $210,600 and $0 for the years ended December 31, 2017 and 2016, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.  The Company subleases a portion of this facility to PPA Grand Johanna, LLC, a subsidiary sold to esVolta on December 4, 2017.  Rental income to the Company under the terms of the sublease is $4,000 per month in 2017 with annual rent increases through the lease term ending in 2027.  Such rental income is recognized as net to rent expense.  Under the terms of the sublease, the Company has the right to increase the base rent by an amount in proportion to the amount of added battery energy storage capacity relative to the existing battery energy storage capacity at then current market rates.

Long-term debt related party

The Company has long-term debt from related parties as disclosed in note 9.

Sales to Related Parties

The Company made sales to Lu Pacific Properties, LLC in the amount of $0 and $260,446 for the years ended December 31, 2017 and 2016, respectively. No amounts were due to the Company from Lu Pacific Properties, LLC at December 31, 2017 and 2016, respectively.

Purchase from Related Parties

Yangzhou Finway Energy Tech Co. is owned by Danny Lu (49%) and Logan Zhu (51%). The Company purchased equipment and parts from Yangzhou Finway Energy Tech Co. in the amount of $262,599 and $3,694,031 for the years ended December 31, 2017 and 2016, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $1,309,946 and $2,447,347 at December 31, 2017 and 2016, respectively.

The Company purchased product from Quailhurst Vineyard Estates, an Oregon company, controlled by Joseph Lu in the amount of $19,877 and $8,529 for the years ended December 31, 2017 and 2016, respectively. Amounts due to Quailhurst Vineyard Estates amounted to $0 and $3,332 at December 31, 2017 and 2016, respectively.

Note 14:  Business Segment Reporting

We operate our business in one segment, energy, during 2017.  Our energy segment involves the design, manufacture, and distribution of our Stack battery product, which stores electricity. Third-party customers of our Stacks include integrators and operators of energy storage systems. Our energy segment also includes our fully integrated energy storage systems, through which we develop and sell energy power systems projects, that draw upon our capabilities, which include (i) project development, (ii) engineering, procurement, and construction services, and (iii) O&M services. All of our systems products and services are for battery energy storage systems, which primarily use our Stack products, and we sell such products and services to utilities, independent power producers, commercial and industrial companies, and other system owners. Additionally, we may temporarily own and operate certain of our systems for a period of time based on strategic opportunities or market factors.

Note 15: Discontinued Operations

Effective October 3, 2016, the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”) pursuant to which the Company sold to Rolland 99 shares of the Series A Common Stock and the 167,452 shares of the Series B Common Stock of Powin Mexico which represents 99% of the Series A Common Stock and 100% of the Series B Common Stock (collectively the “Shares”) of Powin Mexico. The closing date of the Agreement was October 4, 2016 (“Closing”). The purchase price for the Shares was $999,000. At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. The Purchase Agreement contains customary warranties and representation.  Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively, may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. As a consequence of the Purchase Agreement, Powin Mexico ceased being a subsidiary of Powin Corporation.

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

Balances for Powin Mexico and Q Pacific Corporation as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Assets held for sale - current	$-	$-

Assets held for sale- noncurrent	-	-

Liabilities held for sale - current	-	-

The operating results of Powin Mexico and Q Pacific Corporation for the years ending December 31, 2017 and 2016 classified as discontinued operations are summarized below:

	Years Ended
	December 31,
	2017	2016
Sales	$-	$7,135,534
Cost of Goods Sold	-	6,121,675
Gross Profit	-	1,013,859
Operating Expenses	-	2,831,687
Other Income (Expense)	-	97,921
Income Tax Expense	-	-
Net loss from discontinued operations	$-	$(1,719,907)

On October 6, 2016, the merger between Powin Corporation and Powin Energy Corporation became effective, pursuant to a First Amended and Restated Agreement and Plan of Merger and Liquidation dated, (the "Merger Agreement"). Powin Corporation is the surviving entity with a name change to Powin Energy Corporation and will continue to be traded under the stock symbol PWON.

For the year ended December 31, 2016 the Company recorded a $1,719,906 loss from disposal of discontinued operations.

Note 16: Income taxes

The provision for income taxes consists of the following:

Year ended December 31,	2017	2016
Current:
Federal	$-	$-
State	(10,614)	7,500
	(10,614)	7,500
Deferred:
Federal	3,809,897	(5,338,098)
State	458,571	(683,905)
	4,268,468	(6,022,003)
Valuation Allowance	(4,268,468)	6,022,003
Provision for Income Taxes	$(10,614)	$7,500

A reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes is as follows:

Year ended December 31,	2017	2016
US Federal Statutory Rate @ 34%	$(5,288,030)	$(1,499,443)
State Taxes, Net of Federal Effect	(360,630)	(192,105)
Permanent	2,792,174	-
Stock Compensation	304,415	14,595
Valuation Allowance	(4,268,145)	6,022,002
Capital Loss	-	(4,578,815)
Other	291,382	288,155
Tax Cuts and Job Act	3,420,041	-
Prior Year Adjustment	3,098,179	(54,389)
Total	$(10,614)	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset were as follows:

Year ended December 31,	2017	2016
Current:
Allowance for Inventory Obsolescence	$404,028	$180,017
Allowance for Doubtful Accounts	-	-
Accrued Interest	12,282	6,509
Other	105,820	42,949
	522,130	229,475
Valuation Allowance	(522,130)	(229,475)
Total	$-	$-

Noncurrent:
Net Operating Losses	$5,433,708	$6,614,728
Capital Losses	1,347,826	4,578,815
Property, Equipment and Intangibles	(125,264)	5,205
Tax Credits	289,506	306,319
Other	1,611	3,119
	6,947,387	11,508,186
Valuation Allowance	(6,947,387)	(11,508,186)

Total	$-	$-

Based on the Company’s current financial and operational situation, management determined that it is more likely than not that the United States federal and state deferred tax assets will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its United States federal and state deferred tax assets as of December 31, 2017 and 2016.

As of December 31, 2017, the Company has approximately $21.2 million and $23.7 million of net operating loss (“NOL”) carry-forwards for federal and state income tax purposes, respectively. Expiration of the Company’s NOL carry-forwards begins in 2020. Section 382 of the Internal Revenue code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carry-forwards as the Company underwent an ownership change in 2008, as defined in section 382. This limitation has been reflected in the United States federal and state net operating loss carry-forwards.  Subsequent ownership changes could further limit the NOLs available to offset future income. The Company has not performed a recent Section 382 ownership analysis.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2017 and 2016.

The Company has identified United States federal, California and Oregon as major jurisdictions. The Company is currently open to audit under United States and state statute of limitations by the taxing authorities for 2013 through 2017.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company adopted this ASU during the first quarter in the current year. There were no qualitative impacts to the financials due to the full valuation allowance on the Company's net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the United States federal corporate tax rate from 34% to 21% but requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that $3,420,041 of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

Note 17: Subsequent events

In January 2018, the Company formed Powin China Holdings 1, LLC, an Oregon limited liability company

 (“Powin China 1”). In March 2018, Powin Energy (Ningbo) Co., Ltd (“Powin Ningbo”) was established in the People’s Republic of China as a subsidiary of Powin China 1.

Effective March 13, 2018, Powin Ningbo issued its Promissory Note to Joseph Lu in the principal amount of 3,700,000 RMB (US$ 588,000.00) in consideration of Mr. Lu advancing funds to Powin Ningbo for a deposit on a land purchase in Ningbo Yuyao, China. The land will be the site for the construction of a battery manufacturing facility.

In March 2018 the Company completed the development of our energy storage project located in Stratford, Ontario and sold a 50% interest in the project to esVolta for approximately $10.3 million.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2017 due to the following material weaknesses that were identified:

1.	Lack of formal documentation of internal control policies and procedures.
2.	Lack of proper segregation of duties and multiple level of supervision and review.
3.	Lack of expertise of US GAAP in accounting for complex debt, equity and revenue transactions.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2017 and 2016.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2017 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

All directors of our directors and officers hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elect officers and their terms of office are at the discretion of our board of directors.

Name	Age	Position
Joseph Lu	65	Chief Executive Officer, Principle Financial Officer and Chairman of the Board of Directors
Geoffrey Brown	40	President and Director
Mike Wietecki	39	Corporate Secretary, VP of Business Operation
Virgil Beaston	55	Chief Technology Officer and Director
Jim Osterman	81	Director
Tse Man Kit (Keith)	44	Director
Xilong Zhu	54	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Joseph Lu formed Powin Corporation in 1990 and currently serves as Chief Executive Officer and Chairman of the Board of Directors. Effective August 30, 2017, Joseph Lu was appointed as interim Chief Financial Officer until such time as the Company appoints a new Chief Financial Officer. Prior to founding Powin, Mr. Lu served as the General Manager of the Shunn Feng Ind. Co., Ltd. in Taiwan.  From 1980 to 1986, Mr. Lu was employed as an Environmental Engineer for the Sinotech Engineering Consultant Co. in Taiwan. From 1979 to 1980, Mr. Lu was a quality control inspector for the Shunn Feng. Ind. Co. Ltd. in Taiwan.  Additionally, from 1988 to 1996, Mr. Lu was the President of the Euro Belt Factory Ltd. in Taiwan.  From 1995 to 2006, Mr. Lu was the President of the Qingdao Triple Master Fitness Co., a company that manufactured fitness equipment.  In 2000, Mr. Lu began serving as president of the Qingdao Wei Long Co. Ltd., a company that manufactures outdoor camping cookware. Mr. Lu received a degree in Chinese Culture from the University of Taipei in Taiwan.  He also received a B.A. degree in Chemical Science.

Geoffrey L. Brown serves as the president of Powin Energy Corporation. Mr. Brown has over ten years of commercial and technical experience in the wind, solar and energy storage industry. He has been involved in renewable and energy storage sales efforts to utility and industrial customers across North America. From 2015 to January 2016, he was the Director of Business Development of Microgrid development for NRG Renew, Inc. From 2013 to 2014, he served as the Director of Business Development for energy storage system sales for Beacon Power, LLC. Mr. Brown was Director of Renewable Energy Business Development for Element Power US, LLC from 2009 to 2013. Mr. Brown holds a BS in Biological and Environment Engineering from Cornell University School of Engineering.

Mike Wietecki serves as the Corporate Secretary and VP of Business Operation of Powin Energy Corporation. Mr. Wietecki has a diverse background covering securities, litigation and risk management, M&A, sustainability, regulatory compliance and operations. Work history includes advising both public and private businesses, ranging from start-ups to multi-billion dollar multinationals, and covers an array of complex legal and business issues including contract negotiation, domestic and international regulation, liability, litigation, environmental, land use, and tax and entity structuring. Track record includes advising multiple stakeholders such as boards, CEOs, and CFOs during dynamic business changes. Mr. Wietecki has a J.D. from the University of St. Thomas, a Master of Science degree in Natural Resource Economics and Sustainability from the University of Minnesota, and a Bachelor of Arts from the University of St. Thomas.

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

Jim Osterman was appointed to the Board of Directors in 2013. Mr. Osterman is currently the President of JSO Ventures, LLC which is a real estate investment and management consulting firm. Previously, Mr. Osterman was Chairman and CEO of Blount International, Inc. from 2002 to 2010.  He was President of the Outdoor Power Group of Blount from 1986 to 2002; Senior Vice President of Marketing, Manufacturing and Engineering from 1979 to 1986; and Director of European Operations from 1968 to 1979. Mr. Osterman lived in Europe for twelve years in that position. Mr. Osterman joined the Board of Directors of Cascade Corporation in 1994 and served as Chairman of the Board from 2002 to 2013. Mr. Osterman attended Western Oregon University and the Harvard Business School Program for Management Development. Mr. Osterman has over fifty years of worldwide international business experience beginning with Omark Industries, Inc. in 1959. Mr. Osterman serves on the Company’s Compensation Committee.

Tse Man Kit (Keith) was appointed to the Board of Directors in 2017 and is the Chief Financial Officer and company secretary of Shunfeng International Clean Energy Limited (“SFCE”) (HKEX stock code: 1165) since September 2010. Mr. Tse has around 20 years of working experience in accounting and financial management. He worked for a number of international accounting firms from 1997 to 2000, and served as a Director of Corporate Accounting at Flash Electronics, Inc. from January 2007 to January 2008 and a Senior Qualified Accountant in Shanghai Fosun High Technology (Group) Co., Ltd. from February 2008 to August 2010, and the Qualified Accountant of Fosun International Limited (HKEX stock code: 656) from March 2008 to August 2010. Mr. Tse is a FCPA Australia and a member of the Hong Kong Institute of Certified Public Accountants. Mr. Tse obtained a bachelor’s degree in commerce from University of Wollongong, New South Wales, Australia in July 1997, majoring in accountancy and finance.

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

Family Relationships

Joseph Lu and his son Danny Lu are employed by the Company. Danny Lu serves as Vice President, Procurement.

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

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, our director, Tse Man Kit (Keith), failed to timely file his Form 3 at the time of his election to the board of directors in August 2017.  He has since filed the Form 3 which disclosed that he holds no equity securities of the Company.

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

Nomination Process

As of December 31, 2017, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors.  We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

Our director, Jim Osterman, serves on the Compensation Committee. We currently do not have a nominating committee or committees performing similar functions nor do we have a written nominating, compensation charter.  The board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.  At the present time we do not have an Audit Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following describes  the compensation paid to our principal executive officer and each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2017 who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2017 and 2016, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary compensation table
Name and principal position	Year	Salary	Bonus	Stock awards	Option Awards	All other compensation	Total
		($)	($)	($)	($)	($)	($)
Joseph Lu	2017	60,000	-	-	-	-	60,000
CEO and Chairman	2016	60,000	-	300	-	-	60,300

Geoffrey Brown	2017	240,000	-	-	113,750	-	353,750
President	2016	107,499	-	207,129		-	314,628

Mike Wietecki	2017	196,242	-	-	592,751	-	788,993
Corporate Secretary and VP of Business Operation	2016	35,950	-	-		-	35,950

Option awards represent the grant date fair value of options granted

Stock awards represent the market value of common stock issued to members of the board of directors as compensation for their services. For the years ended December 31, 2017 and 2016, shares were paid to each director as follow. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Director compensation table
Name and principal position	Year	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	All other compensation	Total
		($)	($)	($)	($)	($)	($)
Joseph Lu	2017		-				-
Director, CEO	2016		300				300

Geoffrey Brown	2017		-	113,750			113,750
Director, President	2016		207,129				207,129

James Osterman	2017		-				-
Director, Compensation Committee	2016		300				300

Virgil Beaston Director	2017		0				0
	2016		0				0

Tse Man Kit (Keith) Director	2017		0				0
	2016		0				0

Xilong Zhu Director	2017		0				0
	2016		0				0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Common stock	Joseph Lu 20550 SW 115th Ave Tualatin, OR 97062	19,897,830	(a)	43.96%

Common stock	Xiaoyin Zhu 20550 SW 115th Ave Tualatin, OR 97062	7,608,353		16.81%

	Danny Lu
	20550 SW 115th Ave
Common stock	Tualatin, OR 97062	5,376,464	(b)	11.88%

Common stock	SF Suntech Inc. 20550 SW 115th Ave Tualatin, OR 97062	5,296,169		11.70%

	Peter Lu
	PO Box 483
Common stock	Tualatin, OR 97062	3,602,915		7.96%

Common stock	Geoffrey Brown 20550 SW 115th Ave Tualatin, OR 97062	1,558,961		3.44%

Common stock	James Osterman 22329 S Clear Creek Road Estacada, OR 97023	5,000		0.01%

(a) These shares are held by Joseph Lu and Mei Yi Lu as Co-Trustees of the Joseph Lu Trust dated August 17, 2007, as amended
(b) These shares are held by Danny Lu and Lu Pacific Properties LLC, of which Danny Lu is an owner of the company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
 AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2017 in which the amount involved in the transaction exceeded $120,000.

Lu Pacific Properties LLC, a related party controlled by the Lu family, owns a facility currently used by the Company and its subsidiaries. Payments made by the Company to Lu Pacific Properties LLC were as follows:

Year ended December 31,	2017	2016

Powin Energy Corporation	$212,478	$293,756
Powin Manufacturing	-	140,346
Powin Industries SA de CV (Powin Mexico)	-	109,197
Total	$212,478	$543,299

The Company leases a facility in Irvine, California owned by 3U Millikan, LLC, controlled by Xilong Zhu, a director of the Company. Payments made by the Company to 3U Millikan, LLC were as follows:

Year ended December 31,	2017	2016

Powin Energy Corporation	$210,600	$-
Total	$210,600	$-

The Company purchased equipment and parts from Yangzhou Finway Energy Tech Co. owned by Danny Lu (49%) and Xilong Zhu (51%). Payments made by the Company to Yangzhou Finway Energy Tech Co. were as follows:

Year ended December 31,	2017	2016

Powin Energy Corporation	$1,400,000	$1,289,840
Total	$1,400,000	$1,289,840

Corporate Governance

Our directors are Joseph Lu, Geoffrey Brown, Virgil Beaston, Jim Osterman, Xilong Zhu and Tse Man Kit (Keith).  Jim Osterman and Tse Man Kit (Keith) are considered independent directors. Neither of the foregoing are officers or employees of the Company or any of its subsidiaries. Since OTC Markets does not have rule governing director independence, the Company makes its determination on director independence based on the definition of “independence” in rules of the New York Stock Exchange and the American Stock Exchange. The Board of Directors has established a Compensation Committee. At the present time the Board of Directors does not have a nominating committee. The entire Board of Directors serves as the Nominating Committee.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents a summary of fees billed to the Company from its principal independent accountants for professional services rendered for the years ended December 31, 2017 and 2016.

Year ended December 31,	2017	2016

Audit fees	$57,387	$63,440
Audit-related fees	-	6,605
Tax fees	-	-
All other fees	-	-
Total	$57,387	$70,045

Audit Fees

Audit fees expensed for professional services rendered in respect to the audit of our annual financial statements included in our annual report on Form 10-K for the years ended December 31, 2017 and 2016 were $57,387 and $63,440, respectively.  As reported in our reports on Form 8-K dated December 7, 2017 and December 28, 2017, respectively we dismissed Anton & Chia, LLP as our auditors and engaged MaloneBailey, LLP as our current auditors.

Audit Related Fees

For the years ended December 31, 2017 and 2016, the aggregate fees expenses in respect to the assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0 and $6,605, respectively.

Tax Fees

None.

All Other Fees

None.

The board of directors has considered the nature and amount of the fees billed by Anton & Chia, LLP and Malone Bailey, LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Anton & Chia, LLP and Malone Bailey, LLP.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Included with this Report is an audited balance sheet as of the years ended December 31, 2017 and 2016 and audited statements of income, cash flows and changes in stockholders’ equity for the years ended December 31, 2017 and 2016.

Exhibit No.	Description
2.1	Articles of Merger and Plan of Reorganization between Powin Corporation and Exact Identification Corporation as filed with the State of Nevada on August 22, 2008
2.2	First Amended and Restated Agreement and Plan of Merger and Liquidation between Powin Corporation and Powin Energy Corporation dated August 23, 2016.
3.3	Articles of Incorporation of the Company (formerly known as Global Technology, Inc.)
3.4	Articles of Amendment for Global Technology, Inc.
3.5	Bylaws of Advanced Precision Technology, Inc.
3.5.1	Amended and Restated Bylaw of Powin Energy Corporation
3.6	Articles of Amendment Advanced Precision Technology, Inc.
3.7	Certificate of Amendment of U.V. Color, Incorporated
3.8	Amended and Restated Articles of Incorporation of Powin Corporation
3.9	Amended and Restated Bylaws of Powin Corporation
4.1	Warrant to Global Storage Group, LLC dated April 15, 2014
4.2	Warrant to Virgil L. Beaston dated April 15, 2014
10.5	Lease for Tualatin Property
10.6	Employment Agreement of Joseph Lu
10.7	Employment Agreement of Geoffrey L. Brown dated July 20, 2016
10.10	Business Loan Agreement and Amendment between QBF, Inc. and Sterling Savings Bank
10.11	Lease for Property used by Powin Manufacturing Corporation
10.12	Lease Agreement for corporate offices between Powin Corporation and Powin Pacific Properties, LLC.
10.13	Share Subscription Agreement between Powin Corporation and Powin Energy Corporation and SF Suntech, Inc. dated August 7, 2014
10.14	Supplemental Agreement with SF Suntech, Inc. dated August 27, 2014
10.15	Amendment Agreement with SF Suntech, Inc. dated January 15, 2015
10.23	Term Loan Agreement with Brookfield BRP Holdings (Canada) Inc. dated September 26, 2017
14	Code of Ethics
21	List of Subsidiaries
31.1	Certification of Joseph Lu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joseph Lu, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registration for QBF, Inc.

All of the above listed exhibits with the exception of Exhibits 21 (List of Subsidiaries) 31.1, 31.2 and 32 (Certifications), which are filed herewith, were filed with (i) our Form S-1 Registration Statement, as amended; (ii) our previous reports on Forms 10-K; 10-Q and 8-K , respectively; and (iii) our 14C Information Statement filed September 8, 2016  with respect to Exhibit 2.2 and are collectively incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWIN ENERGY CORPORATION

Dated:  April 16, 2018
By:   /s/ Joseph Lu
Joseph Lu
Chief Executive Officer
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons comprising the majority of the directors and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Lu	Director	April 16, 2018

/s/ Geoffrey L. Brown	Director	April 16, 2018

/s/ Virgil Beaston	Director	April 16, 2018

/s/ Jim Osterman	Director	April 16, 2018