Form 10-Q
period 2018-03-31
POWIN ENERGY CORP
filed 2018-05-18
CIK 1468780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐  No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 17, 2018, there were 45,263,070 shares of Common Stock, $0.001 par value, outstanding.

POWIN ENERGY CORPORATION

Index

PART I.        FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	3
	Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Note Regarding Forward Looking Statements
	Overview	19
	Critical Accounting Policies	19
	Results of Operations	19
	Liquidity and Capital Resources	19
	Off-Balance Sheet Arrangements	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	21

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults Upon Senior Securities.	22
Item 4.	Mine Safety Disclosures.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	23

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

POWIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,452,359	$3,496,629
Restricted cash	-	27,400
Accounts receivable, net	43,577	11,270
Inventories, net	723,615	310,564
Project assets, current	-	8,018,076
Tax receivable	128,692	294,862
Notes receivable	131,250	131,250
Prepaid expenses and other current assets	694,397	232,230
Total current assets	3,173,890	12,522,281

Project assets, non-current	-	8,018,076
Property and equipment, net	62,721	71,877
Investments in unconsolidated affiliates	8,622,039	475,263
Intangible assets, net	255,042	236,754
Notes receivable	656,098	677,574
Total assets	$12,769,790	$22,001,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,049,920	$9,580,700
Accounts payable, related party	2,359,521	1,309,946
Accrued expenses	301,786	415,746
Current portion of interest payable	193,644	42,045
Current portion of long-term debt	2,150,000	1,350,472
Current portion of long-term debt, related party	3,477,945	3,159,516
Total current liabilities	14,532,816	15,858,425

Long-term debt	-	4,953,926
Long-term debt, related party	-	742,215
Interest payable	-	108,767
Other liabilities	192,718	58,500
Total liabilities	14,725,534	21,721,833
Stockholders' equity
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 45,263,070 and 45,263,070 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	45,264	45,264
Additional paid-in capital	44,813,943	44,524,683
Accumulated deficit	(46,803,111)	(44,274,990)
Accumulated other comprehensive loss	(11,840)	(14,965)
Total stockholders' equity	(1,955,744)	279,992

Total liabilities and stockholders' equity	$12,769,790	$22,001,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2018	2017

Sales
Product sales	$1,659,667	$42,192
Revenue from energy storage assets	8,288,232	71,155
Sales total	9,947,899	113,347
Cost of sales
Product sales	1,717,889	456,689
Cost from energy storage assets	8,716,233	40,650
Cost of sales total	10,434,122	497,339
Gross loss	(486,223)	(383,992)

Operating expenses:
Research and development	230,512	66,903
Selling, general and administrative	1,667,212	1,213,599
Total operating expenses	1,897,724	1,280,502
Operating loss	(2,383,947)	(1,664,494)

Other income (expenses):
Interest expense, net	(75,565)	(75,745)
Other income (expense), net	(2,460)	4,000
Equity in loss of unconsolidated affiliates	(66,149)	-
Other expenses	(144,174)	(71,745)

Loss before taxes	(2,528,121)	(1,736,239)
Provision for income taxes	-	-
Net loss	$(2,528,121)	$(1,736,239)

Basic and diluted net loss per share	$(0.06)	$(0.05)

Weighted-average number of shares used in per share calculations:
Basic and diluted	45,263,070	37,097,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,528,121)	$(1,736,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	289,260	11,780
Depreciation and amortization	13,752	45,391
Non-cash interest expense	-	51,374
Impairment of inventory	-	431,211
Equity in loss of unconsolidated affiliate	66,149	-
Changes in operating assets and liabilities:
Accounts receivable	(32,307)	(42,408)
Notes and other receivables		45,469
Project assets	3,727,536	-
Inventories	(413,051)	95,326
Tax receivable	166,170	-
Prepaid expenses and other current assets	(462,167)	(19,885)
Accounts payable	(3,530,780)	(58,864)
Accounts payable, related party	1,049,575	11,513
Accrued expenses	63,090	329,271
Net cash used in operating activities	(1,590,894)	(836,061)

Cash flows from investing activities:
Proceeds of notes receivable	21,476	-
Cash paid for purchase of intangible assets	(22,884)	(7,484)
Purchase of energy storage assets and equipment	-	(725,083)
Net cash used in investing activities	(1,408)	(732,567)

Cash flows from financing activities:
Proceeds from third party borrowings	-	2,000,000
Payment on third party borrowings	(58,707)	-
Proceeds from related party borrowings	585,730	1,000,000
Repayment of related party debt	(1,009,516)	(35,100)
Net cash provided by (used in) financing activities	(482,493)	2,964,900
Effect of foreign exchange on cash	3,125	-
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,071,670)	1,396,272

Cash, cash equivalents and restricted cash, beginning of period	3,524,029	432,044

Cash, cash equivalents and restricted cash, end of period	$1,452,359	$1,828,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$43,131	$35,000
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock converted to common stock	$-	$1,150,900
Equity method investment retained upon sale of 50% of subsidiary	$8,212,925	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWIN ENERGY CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and History and Summary of Significant Accounting Policies

Description of Business and History

Powin Energy Corporation (“Powin”, “Company”, “we”, “us”) is a leading producer, designer and developer of commercially proven, cost-competitive, safe and scalable lithium-ion based energy storage solutions for utilities and microgrid. We are incorporated in the State of Nevada and were founded in 1989 in Oregon.  Our primary product is the Stack140 (“Stack”), a modular, flexible, purpose-built battery string that is easily and cost-effectively scalable from a single unit to multiple megawatts of capacity.  We are focused on the rapidly growing advanced energy storage industry and deploying our Stack modular battery system which features our patented Battery Pack Operating System (“bp-OS”) software that provides critical insight into system functions and lifespan via our proprietary Battery Odometer and Warranty Tracker™ controls.

For the periods presented the Company has the following subsidiaries:

As described in this Report		As described in 2017 Form 10K
Legal entity name	Business segment name	Legal entity name	Business segment Name
Powin Energy Corporation	Energy	Powin Energy Corporation	Energy

Powin China Holdings 1, LLC	Energy
Powin Energy (Ningbo) Co., Ltd.	Energy
Powin Canada B.C. Ltd (2)	Energy	Powin Canada B.C. Ltd	Energy
	Energy	PPA Grand Johanna, LLC (1)	Energy
	Energy	Powin SBI, LLC (1)	Energy
	Energy	Don Lee BESS, LLC (1)	Energy
Powin Energy Ontario Storage II, LP (2)	Energy	Powin Energy Ontario Storage II, LP	Energy
Powin Energy Storage 2, Inc. (2)	Energy	Powin Energy Storage 2, Inc.	Energy
Powin Energy Ontario Storage, LLC	Energy	Powin Energy Ontario Storage, LLC	Energy

(1)	Sold in December 2017.
(2)	Sold 50% interest in March 2018.

In 2017, as part of our sale of our projects and pipeline, we acquired a 10% ownership stake in esVolta, LP (“esVolta”) a developer, owner and operator of utility-scale energy storage projects across North America. esVolta has entered a strategic long-term agreement with our Company under which we will be esVolta’s exclusive provider of battery storage systems. We did not record any impairment losses related to our equity method investment during the years ended December 31, 2017. For the three months ended March 31, 2018, we recorded equity in loss of unconsolidated affiliates of $66,149 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of March 31, 2018, the balance of investment in unconsolidated affiliates for esVolta is $409,114.

In December 2017 the Company entered into a purchase and sale agreement with esVolta for the sale of Powin Canada B.C. Ltd., the sole limited partner of Powin Energy Ontario Storage II, LP and sole shareholder of Powin Energy Storage 2, Inc.  Powin Canada B.C. Ltd through its subsidiaries holds the assets of an 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario. Pursuant to the agreement, at closing esVolta paid to Powin an aggregate amount equal to 50.0% of the sum of $20,681,000 adjusted for working capital and debt balances at the time of closing for 50% of the ownership interests in Powin Canada B.C. Ltd.  Additionally, the purchase agreement has an option whereby esVolta, may purchase the remaining 50% ownership interests in Powin Canada B.C. Ltd. within one year of the original closing date of March 2018.  On March 29, 2018, we sold the 50% ownership stake in this previously consolidated entity, Powin Canada BC, Ltd to esVolta. We now account for our remaining 50% ownership in Powin Canada B.C., Ltd using the equity method.  In 2018 we recorded our investment in unconsolidated affiliates of $8,212,925 for our 50% ownership in Powin Canada B.C., Ltd. The revenue, gross profit and net income related to our investment in Powin Canada B.C., Ltd from the date of deconsolidation on March 29, 2018 to March 31, 2018 is immaterial.

In January 2018, the Company formed Powin China Holdings 1, LLC, an Oregon limited liability company (“Powin China”).  In March 2018, Powin Energy (Ningbo) Co., Ltd (“Powin Ningbo”) was established in the People’s Republic of China as a subsidiary of Powin China. In March 2018, Powin Ningbo issued its Promissory Note to Joseph Lu in the principal amount of 3,700,000 RMB ($585,730 USD) in consideration of Joseph Lu advancing funds to Powin Ningbo for a deposit on a land purchase in Ningbo Yuyao, China. The note is due on demand, bears interest of 1% per month and secured by 100% of equity of Powin China. The land will be the site for the planned construction of a battery manufacturing facility.

The Company’s client base includes developers, utilities and providers in the energy storage industry sector.  Operations outside the United States of America are subject to risks inherent in operating under different legal systems and various political and economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

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

The reporting currency of the Company is the U.S. dollars. The results of operations and cash flows conducted in foreign currency are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2018 and 2017 were $3,125 and $0, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash, which was recorded as accumulated other comprehensive loss on the balance sheet, as of March 31, 2018 and December 31, 2017 were $(11,840) and $(14,965), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017 of cash flows for the three months ended March 31, 2018 and 2017, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2017, was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future year or interim period.

Advertising

The Company expenses the cost of advertising as incurred.  For the three months ended March 31, 2018 and 2017, the amount charged to advertising expense was $28,800 and $7,809, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2018 and December 31, 2017, the Company’s bank balances exceeded insurances balances by $1,202,146 and $2,862,505, respectively. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

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

As of March 31, 2018 and December 31, 2017, the components of inventories were as follows:

	March 31, 2018	December 31, 2017
Raw materials	$543,373	$543,373
Finished goods	1,721,032	1,307,981
Reserve for slow moving and obsolete inventory	(1,540,790)	(1,540,790)
Inventories, net	$723,615	$310,564

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

Based on our assessment, $0 and $431,211 impairment expenses for inventories were recorded in cost of sales during the three months ended March 31, 2018 and 2017, respectively.

Intangible Assets

Our intangible assets include websites, patents, and trademarks. Intangible assets that are subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicates the asset may be impaired. Based on this assessment, no impairment expenses for intangible assets were recorded in operating expenses during the three months ended March 31, 2018 and 2017. Intangible assets amounted $255,042 and $236,754 as of March 31, 2018 and December 31, 2017, respectively. Amortization expenses amounted to $4,596 and $2,041 for the three months ended March 31, 2018 and 2017, respectively.

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

We monitor our equity method investments, which are included in “Investment in unconsolidated affiliate” in the accompanying consolidated balance sheets, for impairment and record reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.

In 2017, as part of our sale of our projects and pipeline, we acquired a 10% ownership stake in esVolta, As a result, our investment in unconsolidated affiliates has balance of $475,263 as of December 31, 2017. We did not record any impairment losses related to our equity method investment during the years ended December 31, 2017. In March 2018, we sold a 50% ownership stake in a previously consolidated entity, Powin Canada B.C., Ltd. to esVolta. We now account for our remaining 50% ownership in Powin Canada B.C., Ltd. using the equity method.  In 2018 we recorded our investment in unconsolidated affiliates of $8,212,925 for our 50% ownership in Powin Canada BC, Ltd.

For the three months ended March 31, 2018 we recorded equity in loss of unconsolidated affiliates of $66,149 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of March 31, 2018, the balance of investment in unconsolidated affiliates is $8,622,039.

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

The Powin Energy Corporation 2017 Equity Incentive Plan (“2017 Plan”) stipulates how directors, officers, employees, and consultants of Powin Energy Corp (including any of its subsidiaries) are eligible to participate in various forms of share-based compensation.  The 2017 Plan is administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which is authorized to, among other things, determine recipients of grants, exercise price and vesting schedule of the awards made under the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. In addition, the shares underlying any forfeited, expired, terminated, or canceled awards, or shares surrendered as payment for taxes required to be withheld, become available for new award grants. We may not grant awards under the 2017 Plan after 2027, which is the tenth anniversary of the 2017 Plan’s approval by our stockholders. As of March 31, 2018, we had 2,234,103 shares available for future issuance under the 2017 Plan.

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

Note 2: Going Concern

The Company sustained a net loss $2,528,121 and $1,736,239 during the three months ended March 31, 2018 and 2017. The Company has accumulated deficit of $46,803,111 and $44,274,990 as of March 31, 2018 and December 31, 2017, respectively. Working capital deficit of $11,358,926 and working capital of $3,336,144 as of March 31, 2018 and December 31, 2017, respectively. The Company also has notes payable to unrelated parties due within 12 months amounting $2,150,000 and $1,350,472 as of March 31, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required. The above conditions raise substantial doubt about the Company’s ability to continue as going concern.

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

Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and up to and including the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•
In March 2018, the Company completed a 8.8 MW / 40.8 MWh Battery Energy Storage System connected to a Canadian utility and sold a 50% interest in the project to esVolta. The project is the largest battery facility in Canada and illustrates the state of lithium-ion as a grid-scale technology.  esVolta has an option to purchase the remaining 50% interest in the project by March 29, 2019.

•
Management is actively in discussions with several parties regarding various forms of funding, which if successful, would mitigate any going concern risks within one year from the date of issuance of its financial statements for the three months ended March 31, 2018.

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

Project Assets	March 31, 2018	December 31, 2017
Powin Energy Ontario Storage II - 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario	$-	$16,036,152
Total project assets	$-	$16,036,152

On December 4, 2017 the Company entered into a purchase and sale agreement with esVolta for the sale of Powin Canada B.C. Ltd., the sole limited partner of Powin Energy Ontario Storage II, LP and sole shareholder of Powin Energy Storage 2, Inc.  Subject to the occurrence of closing, esVolta shall pay to Powin an aggregate amount equal to 50.0% of the sum of $20,681,000 adjusted for working capital and debt balances at the time of closing for 50% of the ownership interests in Powin Canada B.C. Ltd.  Closing occurred March 29, 2018, subsequent to date of project completion and commissioning. The Company lost control of Powin Canada B.C. Ltd upon closing and accounted for this transaction as deconsolidation of a subsidiary during the quarter ended March 31, 2018. Powin Canada B.C. Ltd through its subsidiaries holds the assets of an 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario under development and included in project assets as of December 31, 2017.  Based on this, the 50% of the total project asset is presented as current asset, and the remaining 50% is presented as non-current asset as of December 31, 2017. Additionally, the purchase agreement has an option whereby esVolta may purchase the remaining 50% ownership interests in Powin Canada B.C. Ltd. within one year of the original closing date of March 29, 2018.

In March 2018, the Company recognized a net loss of $428,001 related to the deconsolidation of the subsidiary Powin Canada B.C., Ltd.   There was no gain or loss recognized related to the remeasurement of our 50% retained investment in the former subsidiary Powin Canada B.C., Ltd.  The $428,001 net loss related to deconsolidation is shown as a component of gross margin, equals to revenue from energy storage assets in the amount of $8,288,232, net of cost from energy storage assets in the amount of $8,716,233.  The valuation used to measure the fair value of our direct retained 50% investment in Powin Canada B.C., Ltd was based on the market approach.  Estimating the fair value of the noncontrolling interest we obtain begins with the valuation of the entire energy storage project being sold to the customer net of any associated debt.  Such valuation generally uses a market based valuation technique.  Under the market approach the cash received of $8,288,232 for the 50% interest sold approximates the retained 50% equity method investment of $8,212,925.  The Company retained a 50% ownership interest in the deconsolidated entity and will continue to have involvement in the operations of the entity with the acquiring entity esVolta, a related party in which Powin Energy Corporation holds a 10% ownership interest in.  The deconsolidated entity Powin Canada B.C., Ltd will continue to be a related party due to our remaining 50% ownership interest which is accounted for under the equity method of accounting. Since the transaction resulted in a loss, the Company recognized the total loss of $428,001 in the quarter ended March 31, 2018, and did not defer the 10% loss from related party.

Note 4: Tax Receivable

Tax receivable as of March 31, 2018 is comprised of state tax receivable of $18,151 and GST/HST tax receivable of $110,541. The GST/HST tax receivable represents net amounts due from the Canada Revenue Agency (CRA) for Goods and Services Tax / Harmonized Sales Tax (GST/HST) on taxable goods and services purchased or sold in Canada.  The Company is registered for GST/HST with the CRA and files periodic tax returns for each reporting period listing the amount of GST/HST collected during the reporting period along with the amount of input tax credits claimed.  The net tax for each reporting period is the difference between the GST/HST charged on taxable supplies and the GST/HST paid on business purchases and expenses (input tax credits). This resulted in a GST/HST refund as of March 31, 2018, which occurs when the Company has paid more GST/HST than we collected. GST/HST tax receivable at March 31, 2018 and December 31, 2017 is $110,541 and $294,862, respectively.  Subsequent to March 31, 2018, the Company has received $18,785 of the funds from the Canadian government through May 17, 2018 as payment of this GST/HST tax receivable.

Note 5: Notes Receivable

Notes receivable consist of the following:

	March 31, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
On October 3, 2016, the Company issued a promissory note to Rolland Holding Company LLC, an unrelated party. The principal amount is $800,000 and the interest rate is 5%, due on November 21, 2024.	$100,000	$593,598	$100,000	$615,074
On October 3, 2016, the Company issued a promissory note to Powin Mexico, an unrelated party. The principal amount is $125,000 with no interest rate, due on December 3, 2020.	31,250	62,500	31,250	62,500

	$131,250	$656,098	$131,250	$677,574

Effective October 3, 2016 (see Note 15), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”).  At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively, may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. The total amount collected under these notes receivable during 2017 is $202,703. The Company recognized interest income of $39,566 for the year ended December 31, 2017.  The total amount collected under these notes receivable for the three months ended March 31, 2018 is $25,000. The Company recognized interest income of $10,398 for the three months ended March 31, 2018.

The Company has performed an analysis of the notes receivable balance under ASC 810-10 guidance with respect to accounting for variable interest entities (“VIE”), and has determined the Company lacks the power to make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary in this transaction.

Note 6: Property and Equipment, net

The components of property and equipment were as follows:

	March 31, 2018	December 31, 2017

Equipment	$50,385	$50,385
Leasehold improvements	7,564	7,564
Computers	99,365	99,365
Vehicles	32,983	32,983

	190,297	190,297
Accumulation depreciation	(127,576)	(118,420)
Property and equipment, net	$62,721	$71,877

For the three months ended March 31, 2018 and 2017, depreciation of property and equipment amounted $9,156 and $43,350, respectively.

Note 7: Other Receivable

The Stock Purchase Agreement for the sale of Q Pacific Corporation (“QPM”) in 2016 contains a provision whereby Powin is due 35% of the annual EBITDA of QPM for fiscal years 2017, 2018 and 2019.  The amount calculated under this agreement and due to Powin is $0 for three months ended March 31, 2018.  The Company records amounts earned under this agreement to other income and other current assets. The amount due of $109,074 as of December 31, 2017 was collected in March 2018.

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

The components of basic and diluted loss per share are as follows:

	For the three months ended March 31,
	2018	2017

Net loss attributable to Powin Corporation (A)	$(2,528,121)	$(1,736,239)

Weighted average outstanding shares of common stock (B)	45,263,070	37,097,694
Dilutive effect of securities	-	-
Common stock and common stock equivalents (C)	45,263,070	37,097,694

Loss per share
Basic (A/B)	$(0.06)	$(0.05)
Diluted (A/C)	$(0.06)	$(0.05)

The Company has 2,321,103 shares and 2,128,603 shares of outstanding stock options as of March 31, 2018 and December 31, 2017, respectively.

On April 15, 2013, the Company entered into a Settlement Agreement and Mutual Release to settle a previously disclosed action as noted in our 8K filed on April 17, 2013. Pursuant to the Settlement Agreement, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of March 31, 2018 and 2016, all 100,000 warrants remain outstanding.  As of the expiration date of April 15, 2018 none of the warrants have been exercised and have now expired.

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Warrants	100,000	100,000
Stock options	2,321,103	2,128,603
	2,421,103	2,228,603

For the three months ended March 31, 2018 and 2017, the effect of warrants and stock options are excluded from loss per share because their impact is anti-dilutive since the company has a net loss both years.

Note 9: Long-term Debt

The total carrying value of long-term debt, including current and non-current classifications, was as follows:

	March 31, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
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
converted at 90% of the price paid per share under the qualified financing, and the remaining balance at the same price per share paid by the other participants.
	$2,000,000	$-	$-	$2,000,000

Loan from a third party, originating June 13, 2017, due June 14, 2018, at 10% interest, with no collateral.	150,000		150,000

Loan from a third party, originating September 26, 2017, due September 27, 2020 at 8.75% interest. The loan is secured by Powin Energy Ontario Storage II, LP and guaranteed by Powin Canada B.C. Ltd. (a)	-	-	1,200,472	2,953,926

Total long-term debt,	$2,150,000	$-	$1,350,472	$4,953,926

For the three months ended March 31, 2018, interest expense related to long-term debt amounted to $33,288.  Additionally, $92,052 was capitalized in project assets in 2018 prior to the deconsolidation of Powin Canada B.C., Ltd.

(a) The Brookfield BRP Holdings (Canada) Inc debt agreement requires audited annual financial statements to be provided to the lender within 90 days of year end.  The lender approved a waiver of this covenant extending this date to May 15, 2018.  The audit of the financial statements of borrower, Powin Energy Ontario Storage II, LP for the year ended December 31, 2017 was completed and provided to the lender on May 15, 2018.  As discussed in note 3, Powin Energy Ontario Storage II, LP is no longer consolidated due to the sale to esVolta and as a result the loan balance is shown as $0 as of March 31, 2018.

Long-term debt related party

	March 31, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
On May 31, 2017, the Company renewed two loans from Lu Pacific Properties, LLC. The principal amount is $150,000 and the annual interest rate is 6%, due on May 31, 2018, with no collateral. As of March 31, 2018, accrued interest is $7,988. Interest expense amounted to $2,357 for the three months ended March 31, 2018.	$150,000	$-	$150,000	$-
Loan originating July 5, 2016, due July 4, 2017, at a 6% annual interest rate, with no collateral On October 31, 2017, 3U Trading note transfer to Joseph Lu per agreement Principal and accrued interest may be converted into preferred stock. As of March 31, 2018, accrued interest is $0. Interest expense amounted to $2,987 for the three months ended March 31, 2018. The loan was paid off on January 19, 2018.	-	-	1,009,516
On October 26, 2016, the Company secured a loan from Lu Pacific Properties, LLC. The principal amount is $2,000,000, and the annual interest rate is 7%, due on October 26, 2018, secured by Company’s intellectual property. As of March 31, 2018, accrued interest is $13,169. Interest expense amounted to $34,521 for the three months ended March 31, 2018.	2,000,000	-	2,000,000	-

On January 26, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, and issued its note in the principal amount of $1,000,000, with an annual interest rate is 7%, due on January 26, 2019. The note is secured by the Company’s intellectual property. As of March 31, 2018, accrued interest is $25,906. Interest expense amounted to $12,811 for the three months ended March 31, 2018. Partial of the Note, $247,785 principal was converted to common stock on October 16, 2017.	742,215	-	-	742,215
On March 14, 2018, the Company secured a loan from Joseph Lu. The principal amount is $585,730 and the annual interest rate is 12%, due in May 2018, secured by 100% of equity of Powin China. As of March 31, 2018, accrued interest is $0. Interest expense amounted to $0 for the three months ended March 31, 2018.	585,730	-	-	-

Total	$3,477,945	$-	$3,159,516	$742,215

Interest expense related to loans from related parties amounted to $52,675 and $58,003 for the three months ended March 31, 2018 and 2017, respectively.

Schedule of long term debt:

	December 31, 2017 Balance	Borrowed	Paid	Deconsolidated	Converted	March 31, 2018 Balance
Third party note, March 16, 2017	$2,000,000	$-	-	$-	$-	$2,000,000
Third party note, June 13, 2017,	150,000	-	-	-	-	150,000
Third party note, September 26, 2017	4,154,398	-	(58,707)	(4,095,691)	-	-
Renewal of two notes from Lu Pacific Properties, LLC, May 31, 2017	150,000	-	-	-	-	150,000
3U Trading note transfer to Joseph Lu, October 31, 2017	1,009,516	-	(1,009,516)	-	-	-
Lu Pacific Properties, LLC note, October 26, 2016	2,000,000	-	-	-	-	2,000,000
Joseph Lu note, January 26, 2017,	742,215	-	-	-	-	742,215
Joseph Lu note, March 14, 2018,	-	585,730	-	-	-	585,730
Total	$10,206,129	$585,730	$(1,068,223)	$(4,095,691)	$-	$5,627,945

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

The Company leases a facility from 3U Millikan, LLC, a company owned by Xilong Zhu, a member of the Company’s Board of Directors. The lease is for its Southern California Edison Project at Irvine, California location. This lease commenced on October 10, 2016 and will terminate on January 9, 2027 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly base rental expense is $17,550, commencing January 1, 2017 and ending January 9, 2027.  The Company subleases a portion of this facility to PPA Grand Johanna, LLC, a subsidiary sold to esVolta on December 4, 2017.  Rental income to Powin under the terms of the sublease is $4,000 per month in 2017 with annual rent increases through the lease term ending in 2027.  Under the terms of the sublease, Powin has the right to increase the base rent by an amount in proportion to the amount of added battery energy storage capacity relative to the existing battery energy storage capacity at then current market rates.

On June 27, 2017, the Company entered into a lease agreement for its project located in Stratford, Ontario. The Company leased 1 acre of land from an unrelated party. The lease term is for three years and will start upon commissioning and acceptance of the project, which occurred in March 2018. The annual rental expense is $30,100. The lease has term to renew two additional terms of 5 years each with six months notice.  As discussed in note 3 Powin Energy Ontario Storage II, LP is no longer consolidated due to the sale to esVolta and as a result the lease is not included in the future minimum lease payment schedule below as of March 31, 2018.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending March 31,
2018	$434,421
2019	440,973
2020	447,723
2021	292,780
2022	245,973
Thereafter	989,184
Total	$2,851,054

For the three months ended March 31, 2018 and 2017, total lease expense paid for all operating rents and leases was $108,199 and $105,770, respectively. These leases are also disclosed in Note 13, related party transactions.

Note 11:  Capital stock

The Company has one class of common stock.

Common Stock

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

Warrants

On April 15, 2013, the Company entered into a Settlement Agreement and Mutual Release to settle a previously disclosed action as noted in our 8K filed on April 17, 2013. Pursuant to the Settlement Agreement, the Company issued a Warrant to Purchase Common Stock to Global Storage Group, LLC for 70,000 shares of the Company’s common stock at an exercise price of $25.00; and a Warrant to Purchase Common Stock to Virgil L. Beaston for 30,000 shares of the Company’s common Stock at an exercise price of $25.00. The exercise period of each Warrant is 60 months from the date of issuance and may be exercised in whole or in part at any time prior to April 15, 2018. As of March 31, 2018 and December 31, 2017, all 100,000 warrants remain outstanding.  As of the expiration date of April 15, 2018 none of the warrants have been exercised and have now expired.

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Warrants	price	(Years)	Value
Outstanding at December 31, 2017	100,000	$25.00	0.4	$-

Exercisable at December 31, 2017	100,000	$25.00	0.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Outstanding at March 31, 2018	100,000	$25.00	0.15	$-
Exercisable at March 31, 2018	100,000	$25.00	0.15	$-

Note 12: Stock Options

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

In February 2011, the Company’s Board of Directors approved the adoption of the Powin Energy Corporation 2011 Stock Option Plan (“2011 Plan”) and submitted its ratification to the shareholders at the shareholders’ meeting held June 15, 2011, where the shareholders approved the 2011 Plan.  On June 15, 2011, the Company granted awards under the 2011 Plan in the form of incentive stock options to its key employees for 1,170,000 shares of common stock.  On August 6, 2013, the Company granted 1,640,000 stock options under the 2011 Plan to all employees. Awards are granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

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

In June 2017, the Company’s Board of Directors approved the adoption of the Powin Energy Corporation 2017 Stock Option Plan (“2017 Plan”). During the year ended December 31, 2017 the Company granted awards under the 2017 Plan in the form of incentive stock options to its employees for a total of 2,041,603 shares of common stock.  Awards were granted with an exercise price ranging from $1.18 to $2.00, approximating the market price of the Company’s common stock at the date of each grant.  The stock options vesting has various terms:1). Most 1/4 immediately, then 1/4 each of next 12 months, or 2). 1/3 immediately, then 1/3 each of next 12 months. or 3) fully vested immediately.

During the three months ended March 31, 2018 the Company granted awards under the 2017 Plan in the form of incentive stock options to its employees for a total of 192,500 shares of common stock.  Awards were granted with an exercise price ranging from $2.01 to $3.00, approximating the market price of the Company’s common stock at the date of each grant.  The stock options vesting has various terms:1). Most 1/4 immediately, then 1/4 each of next 12 months, or 2). 1/3 immediately, then 1/3 each of next 12 months. or 3) fully vested immediately.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model using. The following assumptions were used to determine the fair value of the options at date of original issuance:

Dividend Yield	0%
Expected volatility	142.74%-146.80%
Risk-free interest rate	1.90%-2.65%
Term in years	5.04-5.62

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

A summary of option activity as is presented below:

	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Exercisable	Intrinsic Value of Options
Outstanding at December 31, 2016	102,000	$5.70	4.88	84,059	$-
Granted	2,041,603	1.42	9.82
Forfeited/Expired	(15,000)	3.50			-
Outstanding at December 31, 2017	2,128,603	1.61	9.54	674,432	1,338,418
Granted	192,500	2.17	9.86
Forfeited/Expired	-	-			-
Outstanding at March 31, 2018	2,321,103	$1.66	9.34	827,302	$1,295,922

Stock option expense included in operating expense for the three months ended March 31, 2018 and 2017 is $289,260 and $11,780, respectively. As of March 31, 2018 and December 31, 2017, remaining unvested stock expenses amounted to $1,614,471 and $1,743,208, respectively.

Note 13:  Related Party Transactions

Rent Paid to Related Parties

The Company headquarter facilities located in Tualatin, Oregon are owned by Lu Pacific Properties, LLC, a related party controlled by the Lu family. Rent expenses were $53,968 and $53,120 for the three months ended March 31, 2018 and 2017, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s facility in Irvine, California is owned by 3U Millikan, LLC, controlled by Xilong Zhu, a director of the Company. Rent expenses were $52,650 and $52,650 for the three months ended March 31, 2018 and 2017, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.  The Company subleases a portion of this facility to PPA Grand Johanna, LLC, a subsidiary sold to esVolta on December 4, 2017.  Rental income to the Company under the terms of the sublease is $4,000 per month in 2017 with annual rent increases through the lease term ending in 2027.  Such rental income is recognized as net to rent expense.  Under the terms of the sublease, the Company has the right to increase the base rent by an amount in proportion to the amount of added battery energy storage capacity relative to the existing battery energy storage capacity at then current market rates.

Long-term debt related party

The Company has long-term debt from related parties as disclosed in note 9.

Purchase from Related Parties

Yangzhou Finway Energy Tech Co. is owned by Danny Lu (49%) and Logan Zhu (51%). The Company purchased equipment and parts from Yangzhou Finway Energy Tech Co. in the amount of $1,303,585.73 and $6,260 for the three months ended March 31, 2018 and 2017, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $2,359,521 and $1,309,946 at March 31, 2018 and December 31, 2017, respectively.

The Company purchased product from Quailhurst Vineyard Estates, an Oregon company, controlled by Joseph Lu in the amount of $4,163 and $2,957 for the three months ended March 31, 2018 and 2017, respectively. Amounts due to Quailhurst Vineyard Estates amounted to $4,163 and $0 at March 31, 2018 and December 31, 2017, respectively.

Note 14: Subsequent events

In April 2018 the Company purchased land in Ningbo Yuyao, China for approximately $3.3 million. The purchase was partially funded by promissory notes issued in April 2018 to Powin China in the amount of $290,000 from Lu Pacific Properties and $400,000 from Mei-Yi Lu, both related parties.  Additional funding for this land purchase was provided by a third party loan originating April 2018 in the amount of 9,600,000 RMB ($1,523,809 USD) issued to Powin Ningbo. The notes are due in June 2018 and bear 36% interest annually. The balance of the purchase price was funded by a contribution in April 2018 to Powin Ningbo from Powin China in the amount of $650,000 and the March 2018 land deposit as discussed in note 1.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018 and the unaudited condensed interim consolidated financial statements and notes thereto included in this Quarterly Report.

Overview

Incorporated in the State of Nevada, Powin Energy Corporation is a leading designer and developer of scalable battery energy storage solutions for utility-scale, commercial and industrial, and microgrid applications. We are focused on the rapidly growing advanced energy storage industry, and our Stack140 modular battery system features our patented Battery Pack Operating System (bp-OS) that provides critical insight into system functions and lifespan.  Our primary source of revenues derive from sales of our Stacks and energy storage systems.

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

Results of Operations

Revenues

Revenue for the three months ended March 31, 2018, increased $9,834,552 or 8,676.5% from $113,347 in the same period of 2017 to $9,947,899. $8,288,232 of this increase was revenue from the sale of the project asset in Stratford, Ontario.

Cost of Sales and Gross Loss

Cost of sales for the three months ended March 31, 2018, increased $9,936,783 or 1,997.99%, from $497,339 in the same period of 2017 to $10,434,122. A significant portion of this increase is due to the sale the project asset in Stratford, Ontario.

Gross loss for the three months ended March 31, 2018, increased $102,231 or 26.62%, from $383,992 in the same period of 2017 to $486,223 due the reasons noted above.

Research and Development Expenses

Research and development expense for the three months ended March 31, 2018, increased $163,609 or 244.55%, from $66,903 in the same period of 2017 to $230,512. The change is due to the increase in the number of employees and Company resources in 2018 focused on Stack software and hardware technology research and development for the energy storage market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018, increased $453,613 or 37.38%, from $1,213,599 in the same period of 2017 to $1,667,212. Increase is primarily due to increased staffing costs for new engineers working on our energy storage products and stock options granted to employees in quarter one of 2018.

Interest Expense

Interest expenses for the three months ended March 31, 2018, increased $8,398 or 11.11%, from $75,745 in the same period of 2017 to $85,963. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2018, decreased $7,500 or 100.00%, from $7,500 in the same period of 2017 to $0.

Net Loss

For the three months ended March 31, 2018, the Company had a net loss of $2,528,121 or $0.06 per share, compared to net loss of $1,736,239 or $0.05 per share for the same period of 2017.

Liquidity and Capital Resources

Cash used in operating activities was $1,590,894 for the three months ended March 31, 2018 compared to $836,061 used in operating activities for the same period in 2017. The increase of cash used in operating activities is mainly due to the purchase of project assets and repayment of accounts payable.

Cash used investing activities was $1,408 compared to cash used in investing activities of $732,567 during the three months ended March 31, 2018 and 2017, respectively.  The decrease in cash used investing activities was due to the purchase of energy storage system in prior year.

Cash used in financing activities was approximately $482,493 for the three months ended March 31, 2018, compared to $2,964,900 provided by financing activities for the same period in 2017. The increase of cash used in financing activities is due reduction of related party debt.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Compensation Plan Information

During the period covered by this Report, the Company did not issue any shares of Common Stock in the form of equity compensation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the three-month period ended March 31, 2018.

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

Dated: May 17, 2018

By:/s/ Joseph Lu Chief Executive Officer (Principal Executive Officer)

By:/s/ Geoffrey Brown
President

By:/s/ Joseph Lu
Chief Financial Officer
(Principal Financial Officer)