Form 10-Q
period 2018-06-30
POWIN ENERGY CORP
filed 2018-08-14
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2018, there were 45,263,070 shares of Common Stock, $0.001 par value, outstanding.

1

POWIN ENERGY CORPORATION

Index

PART I.        FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$442,298	$3,496,629
Restricted cash	-	27,400
Accounts receivable, net	9,439	11,270
Inventories, net	2,798,351	310,564
Project assets, current	-	8,018,076
Tax receivable, net	12,593	294,862
Notes receivable	131,250	131,250
Prepaid expenses and other current assets	706,213	232,230
Total current assets	4,100,144	12,522,281

Project assets, non-current	-	8,018,076
Property and equipment, net	54,154	71,877
Investments in unconsolidated affiliates	8,479,899	475,263
Land use right, net	3,034,132	-
Intangible assets, net	289,383	236,754
Notes receivable	634,353	677,574
Total assets	$16,592,065	$22,001,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,782,292	$9,580,700
Accounts payable, related party	1,871,317	1,309,946
Deferred revenue	2,006,987	24,621
Accrued expenses	298,140	391,125
Current portion of interest payable	341,711	42,045
Current portion of long-term debt	3,679,588	1,350,472
Current portion of long-term debt, related party	4,167,945	3,159,516
Total current liabilities	20,147,980	15,858,425

Long-term debt	-	4,953,926
Long-term debt, related party	-	742,215
Interest payable	-	108,767
Other liabilities	611,564	58,500
Total liabilities	20,759,544	21,721,833
Stockholders' equity
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 45,263,070 and 45,263,070 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	45,264	45,264
Additional paid-in capital	45,072,691	44,524,683
Accumulated deficit	(49,270,613)	(44,274,990)
Accumulated other comprehensive loss	(14,821)	(14,965)
Total stockholders' (deficit) equity	(4,167,479)	279,992

Total liabilities and stockholders' equity	$16,592,065	$22,001,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWIN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017

Sales
Product sales	$22,677	$-	$1,682,344	$42,192
Revenue from energy storage assets	172,306	83,940	8,460,538	155,095
Sales total	194,983	83,940	10,142,882	197,287
Cost of sales
Product sales	15	420,246	1,717,904	876,935
Cost from energy storage assets	-	76,071	8,716,233	116,720
Cost of sales total	15	496,317	10,434,137	993,655
Gross profit (loss)	194,968	(412,377)	(291,255)	(796,368)

Operating Expenses
Research and development	255,284	90,750	485,796	157,653
Selling, general and administrative	2,011,597	1,322,441	3,678,809	2,536,040
Total operating expenses	2,266,881	1,413,191	4,164,605	2,693,693
Operating loss	(2,071,913)	(1,825,568)	(4,455,860)	(3,490,061)

Other income (expenses)
Interest expense, net	(258,152)	(108,971)	(333,717)	(184,716)
Other income	4,703	2,500	2,243	6,500
Equity in loss of unconsolidated affiliates	(142,140)	-	(208,289)	-
Other expenses	(395,589)	(106,471)	(539,763)	(178,216)
Loss before taxes	(2,467,502)	(1,932,039)	(4,995,623)	(3,668,277)
Provision for income taxes	-	3,750	-	3,750
Net loss	(2,467,502)	(1,935,789)	(4,995,623)	(3,672,027)

Basic and diluted net loss per share	(0.05)	(0.05)	(0.11)	(0.10)

Weighted-average number of shares used on per share calculations:
Basic and diluted	45,263,070	37,107,924	45,263,070	37,102,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(4,995,623)	$(3,672,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	548,008	23,560
Depreciation and amortization	47,436	113,131
Non-cash interest expense	-	155,148
Impairment of inventory	-	851,206
Equity in loss of unconsolidated affiliate	208,289	-
Changes in operating assets and liabilities:
Accounts receivable	1,831	(92,871)
Notes and other receivables	-	95,196
Project assets	3,727,536	-
Inventories	(2,487,787)	95,287
Tax receivable, net	282,269	-
Prepaid expenses and other current assets	(473,983)	(300,858)
Accounts payable	(1,798,408)	330,313
Accounts payable, related party	561,371	15,101
Deferred revenue	1,982,366	-
Accrued expenses	650,978	150,964
Net cash used in operating activities	(1,745,717)	(2,235,850)

Cash flows from investing activities:
Proceeds of notes receivable	43,221	-
Cash paid for purchase of intangible assets	(62,767)	(11,771)
Cash paid for purchase of land use rights	(3,053,707)	-
Purchase of energy storage assets and equipment	-	(2,137,865)
Net cash used in investing activities	(3,073,253)	(2,149,636)

Cash flows from financing activities:
Proceeds from third party borrowings	1,529,588	2,150,000
Payment on third party borrowings	(58,707)	-
Proceeds from related party borrowings	1,375,730	6,159,321
Payment on related party borrowings	(1,109,516)	(202,071)
Net cash provided by financing activities	1,737,095	8,107,250
Effect of foreign exchange on cash	144	-
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,081,731)	3,721,764

Cash, cash equivalents and restricted cash, beginning of period	3,524,029	432,044

Cash, cash equivalents and restricted cash, end of period	$442,298	$4,153,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$161,804	$58,333
Income taxes paid	$-	$3,750

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock converted to common stock	$-	$1,150,900
Deconsolidation of third party debt	4,095,691	-
Equity method investment retained upon sale of 50% of subsidiary	$8,212,925	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

In 2017, as part of the sale of our projects and pipelines, we acquired a 10% ownership stake in esVolta, LP (“esVolta”) a developer, owner and operator of utility-scale energy storage projects across North America. esVolta has entered a strategic long-term agreement with us under which we will be esVolta’s exclusive provider of battery storage systems. We did not record any impairment losses related to our equity method investment during the years ended December 31, 2017. For the six months ended June 30, 2018, we recorded equity in loss of unconsolidated affiliates of $203,266 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of June 30, 2018, the balance of investment in unconsolidated affiliates for esVolta is $271,997.

In December 2017 the Company entered into a purchase and sale agreement with esVolta for the sale of Powin Canada B.C. Ltd., the sole limited partner of Powin Energy Ontario Storage II, LP and sole shareholder of Powin Energy Storage 2, Inc.  Powin Canada B.C. Ltd through its subsidiaries holds the assets of an 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario. Pursuant to the agreement, at closing esVolta paid to Powin an aggregate amount equal to 50.0% of the sum of $20,681,000 adjusted for working capital and debt balances at the time of closing for 50% of the ownership interests in Powin Canada B.C. Ltd.  Additionally, the purchase agreement has an option whereby esVolta, may purchase the remaining 50% ownership interests in Powin Canada B.C. Ltd. within one year of the original closing date of March 2018.  On March 29, 2018, we sold the 50% ownership stake in this previously consolidated entity, Powin Canada BC, Ltd to esVolta. We now account for our remaining 50% ownership in Powin Canada B.C., Ltd using the equity method.  In 2018 we recorded our investment in unconsolidated affiliates of $8,212,925 for our 50% ownership in Powin Canada B.C., Ltd. For the period from the date of deconsolidation to June 30, 2018 we recorded equity in loss of unconsolidated affiliates of $5,023 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of June 30, 2018, the balance of investment in unconsolidated affiliates for Powin Canada B.C. Ltd. is $8,207,902.

In January 2018, the Company formed Powin China Holdings 1, LLC, an Oregon limited liability company (“Powin China”).  In March 2018, Powin Energy (Ningbo) Co., Ltd (“Powin Ningbo”) was established in the People’s Republic of China as a subsidiary of Powin China. In April 2018, Powin Ningbo purchased land in Ningbo Yuyao, China for 19,192,246 RMB ($3,053,707 USD) plus a performance deposit of 1,852,000 RMB ($295,083 USD). The land will be the site for the planned construction of a battery manufacturing facility.

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

The reporting currency of the Company is the U.S. dollars. The results of operations and cash flows conducted in foreign currency are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the six months ended June 30, 2018 and 2017 were $144 and $0, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash, which was recorded as accumulated other comprehensive loss on the balance sheet, as of June 30, 2018 and December 31, 2017 were $(14,821) and $(14,965), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Unaudited interim financial statements

The accompanying unaudited consolidated balance sheet as of June 30, 2018, the consolidated statements of operations and condensed consolidated statements of comprehensive loss for the six months ended June 30, 2018 and 2017 of cash flows for the six months ended June 30, 2018 and 2017, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2017, was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future year or interim period.

Advertising

The Company expenses the cost of advertising as incurred.  For the six months ended June 30, 2018 and 2017, the amount charged to advertising expense was $89,381 and $16,738, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2018 and December 31, 2017, the Company’s bank balances exceeded insurances balances by $192,298 and $2,862,505, respectively. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

As of June 30, 2018 and December 31, 2017, the components of inventories were as follows:

	June 30, 2018	December 31, 2017
Raw materials	$2,567,980	$543,373
Finished goods	1,771,161	1,307,981
Reserve for slow moving and obsolete inventory	(1,540,790)	(1,540,790)
Inventories, net	$2,798,351	$310,564

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

Included in raw materials as of June 30, 2018 is $2,023,710 of inventory located at Yangzhou Finway manufacturing facility which will be used in production of Stack equipment for planned shipments to our customers.

Based on our assessment, $0 and $851,206 impairment expenses for inventories were recorded in cost of sales during the six months ended June 30, 2018 and 2017, respectively.

Intangible Assets

Our intangible assets include websites, patents, and trademarks. Intangible assets that are subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicates the asset may be impaired. Based on this assessment, no impairment expenses for intangible assets were recorded in operating expenses during the six months ended June 30, 2018 and 2017. Intangible assets amounted $289,383 and $236,754 as of June 30, 2018 and December 31, 2017, respectively. Amortization expenses amounted to $10,138 and $2,041 for the six months ended June 30, 2018 and 2017, respectively.

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

We monitor our equity method investments, which are included in “Investment in unconsolidated affiliate” in the accompanying consolidated balance sheets, for impairment and record reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether impairment is other-than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.

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

For the six months ended June 30, 2018 we recorded equity in loss of unconsolidated affiliates of $208,289 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of June 30, 2018, the balance of investment in unconsolidated affiliates is $8,479,899.

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

The Powin Energy Corporation 2017 Equity Incentive Plan (“2017 Plan”) stipulates how directors, officers, employees, and consultants of Powin Energy Corp (including any of its subsidiaries) are eligible to participate in various forms of share-based compensation.  The 2017 Plan is administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which is authorized to, among other things, determine recipients of grants, exercise price and vesting schedule of the awards made under the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. In addition, the shares underlying any forfeited, expired, terminated, or canceled awards, or shares surrendered as payment for taxes required to be withheld, become available for new award grants. We may not grant awards under the 2017 Plan after 2027, which is the tenth anniversary of the 2017 Plan’s approval by our stockholders. As of June 30, 2018, we had 2,315,921 shares available for future issuance under the 2017 Plan.

Land Use Rights

All urban land in China is owned by the State. Pursuant to Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, which became effective on May 19, 1990, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. The land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Upon approval by both the land administrative authorities and city planning authorities, industrial parcel uses may be converted to other uses, and the duration and other clauses in the land use right granting agreement will be revised to match the new use. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We have received the necessary land use right certificates for the properties described under Note 7.

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

Note 2: Going Concern

The Company sustained a net loss $4,995,623 and $3,672,027 during the six months ended June 30, 2018 and 2017. The Company has accumulated deficit of $49,270,613 and $44,274,990 as of June 30, 2018 and December 31, 2017, respectively. Working capital deficit of $16,047,836 and working capital of $3,336,144 as of June 30, 2018 and December 31, 2017, respectively. The Company also has notes payable to unrelated parties due within 12 months amounting $3,679,588 and $1,350,472 as of June 30, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required. The above conditions raise substantial doubt about the Company’s ability to continue as going concern.

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

Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and up to and including the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•	In March 2018, the Company completed a 8.8 MW / 40.8 MWh Battery Energy Storage System connected to a Canadian utility and sold a 50% interest in the project to esVolta. The project is the largest battery facility in Canada and illustrates the state of lithium-ion as a grid-scale technology. esVolta has an option to purchase the remaining 50% interest in the project by March 29, 2019.

•	Management is actively in discussions with several parties regarding various forms of funding, which if successful, would mitigate any going concern risks within one year from the date of issuance of its financial statements for the six months ended June 30, 2018.

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

Project Assets	June 30, 2018	December 31, 2017
Powin Energy Ontario Storage II - 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario	$-	$16,036,152
Total project assets	$-	$16,036,152

On December 4, 2017 the Company entered into a purchase and sale agreement with esVolta for the sale of Powin Canada B.C. Ltd., the sole limited partner of Powin Energy Ontario Storage II, LP and sole shareholder of Powin Energy Storage 2, Inc.  At closing, esVolta paid to Powin an aggregate amount equal to 50.0% of the sum of $20,681,000 adjusted for working capital and debt balances at the time of closing for 50% of the ownership interests in Powin Canada B.C. Ltd.  Closing occurred March 29, 2018, subsequent to date of project completion and commissioning. The Company lost control of Powin Canada B.C. Ltd upon closing and accounted for this transaction as deconsolidation of a subsidiary during the quarter ended June 30, 2018. Powin Canada B.C. Ltd through its subsidiaries holds the assets of an 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario under development and included in project assets as of December 31, 2017.  Based on this, the 50% of the total project asset is presented as current asset, and the remaining 50% is presented as non-current asset as of December 31, 2017. Additionally, the purchase agreement has an option whereby esVolta may purchase the remaining 50% ownership interests in Powin Canada B.C. Ltd. within one year of the original closing date of March 29, 2018.

In March 2018, the Company recognized a net loss of $428,001 related to the deconsolidation of the subsidiary Powin Canada B.C., Ltd.   There was no gain or loss recognized related to the remeasurement of our 50% retained investment in the former subsidiary Powin Canada B.C., Ltd.  The $428,001 net loss related to deconsolidation is shown as a component of gross margin, equals to revenue from energy storage assets in the amount of $8,288,232, net of cost from energy storage assets in the amount of $8,716,233.  The valuation used to measure the fair value of our direct retained 50% investment in Powin Canada B.C., Ltd was based on the market approach.  Estimating the fair value of the noncontrolling interest we obtain begins with the valuation of the entire energy storage project being sold to the customer net of any associated debt.  Such valuation generally uses a market based valuation technique.  Under the market approach the cash received of $8,288,232 for the 50% interest sold approximates the retained 50% equity method investment of $8,212,925.  The Company retained a 50% ownership interest in the deconsolidated entity and will continue to have involvement in the operations of the entity with the acquiring entity esVolta, a related party in which Powin Energy Corporation holds a 10% ownership interest in.  The deconsolidated entity Powin Canada B.C., Ltd will continue to be a related party due to our remaining 50% ownership interest which is accounted for under the equity method of accounting. Since the transaction resulted in a loss, the Company recognized the total loss of $428,001 and did not defer the 10% loss from related party.

In June 2018, the Company recognized revenue of $172,306 from proceeds received from esVolta after including final working capital adjustments related to the Stratford, Ontario project and the resulting impact on the final sales price.

Note 4: Tax Receivable

Tax receivable as of June 30, 2018 is comprised of state tax receivable of $18,151 and GST/HST tax payable of $5,558. The GST/HST tax payable represents net amounts due from the Canada Revenue Agency (CRA) for Goods and Services Tax / Harmonized Sales Tax (GST/HST) on taxable goods and services purchased or sold in Canada.  The Company is registered for GST/HST with the CRA and files periodic tax returns for each reporting period listing the amount of GST/HST collected during the reporting period along with the amount of input tax credits claimed.  The net tax for each reporting period is the difference between the GST/HST charged on taxable supplies and the GST/HST paid on business purchases and expenses (input tax credits). This resulted in a GST/HST payable as of June 30, 2018, which occurs when the Company has collected more GST/HST than we paid. GST/HST tax payable at June 30, 2018 and December 31, 2017 is $5,558 and $0, respectively.

Note 5: Notes Receivable

Notes receivable consist of the following:

	June 30, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
On October 3, 2016, the Company issued a promissory note to Rolland Holding Company LLC, an unrelated party. The principal amount is $800,000 and the interest rate is 5%, due on November 21, 2024.	$100,000	$571,853	$100,000	$615,074
On October 3, 2016, the Company issued a promissory note to Powin Mexico, an unrelated party. The principal amount is $125,000 with no interest rate, due on December 3, 2020.	31,250	62,500	31,250	62,500

	$131,250	$634,353	$131,250	$677,574

Effective October 3, 2016 (see Note 15), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”).  At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-six (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively, may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. The total amount collected under these notes receivable during 2017 is $202,703. The Company recognized interest income of $39,566 for the year ended December 31, 2017.  The total amount collected under these notes receivable for the six months ended June 30, 2018 is $50,000. The Company recognized interest income of $17,429 for the six months ended June 30, 2018.

The Company has performed an analysis of the notes receivable balance under ASC 810-10 guidance with respect to accounting for variable interest entities (“VIE”), and has determined the Company lacks the power to make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary in this transaction.

Note 6: Property and Equipment, net

The components of property and equipment were as follows:
	June 30, 2018	December 31, 2017

Equipment	$50,385	$50,385
Leasehold improvements	7,564	7,564
Computers	99,365	99,365
Vehicles	32,983	32,983
Accumulation depreciation	(136,143)	(118,420)
Property and equipment, net	$54,154	$71,877

For the three months ended June 30, 2018 and 2017, depreciation of property and equipment amounted $8,566 and $67,740, respectively. For the six months ended June 30, 2018 and 2017, depreciation of property and equipment amounted $17,723 and $111,090, respectively.

Note 7: Land Use Rights, net

The Company’s land use rights consist of the following:
	June 30, 2018	December 31, 2017

Cost of land use rights	$3,053,707	$-
Accumulation amortization	(19,575)	-
Land use rights, net	$3,034,132	$-

In April 2018, Powin Ningbo purchased land in Ningbo Yuyao, China for 19,192,246 RMB ($3,053,707 USD). The land will be the site for the planned construction of a battery manufacturing facility for industrial use. Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

For the three months ended June 30, 2018 and 2017, amortization of land use rights amounted $19,575 and $0, respectively. For the six months ended June 30, 2018 and 2017, amortization of land use rights amounted $19,575 and $0, respectively

Note 8: Other Receivable

The Stock Purchase Agreement for the sale of Q Pacific Corporation (“QPM”) in 2016 contains a provision whereby Powin is due 35% of the annual EBITDA of QPM for fiscal years 2017, 2018 and 2019.  The amount calculated under this agreement and due to Powin is $0 for six months ended June 30, 2018.  The Company records amounts earned under this agreement to other income and other current assets. The amount due of $109,074 as of December 31, 2017 was collected in March 2018.

The Company has performed an analysis of the notes receivable balance under ASC 810-10 guidance with respect to accounting for variable interest entities (“VIE”), and has determined the Company lacks the power to make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary in this transaction.

Note 9: Loss Per Share

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

The components of basic and diluted loss per share are as follows:

	For the six months ended June 30,
	2018	2017

Net loss attributable to Powin Energy Corporation (A)	$(4,995,623)	$(3,672,027)

Weighted average outstanding shares of common stock (B)	45,263,070	37,102,837
Dilutive effect of securities	-	-
Common stock and common stock equivalents (C)	45,263,070	37,102,837

Loss per share
Basic (A/B)	$(0.11)	$(0.10)
Diluted (A/C)	$(0.11)	$(0.10)

The Company has 2,315,921 shares and 2,128,603 shares of outstanding stock options as of June 30, 2018 and December 31, 2017, respectively.

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

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Warrants	-	100,000
Stock options	2,315,921	2,128,603
	2,315,921	2,228,603

For the six months ended June 30, 2018 and 2017, the effect of warrants and stock options are excluded from loss per share because their impact is anti-dilutive since the company has a net loss both years.

Note 10: Long-term Debt

The total carrying value of long-term debt, including current and non-current classifications, was as follows:

	June 30, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
Loan from a third party, originating March 16, 2017, due March 16, 2019, at 6% interest, with a security interest in the Company’s ownership stake in Powin Canada B.C. Ltd and a $1 million personal guarantee from Joseph Lu. Subject to meeting the requirements of a qualified financing event within 24 months of the date of this note, the note holder will have the right to convert the note balance into offered securities. The first $1 million of the note balance is eligible to be converted at 90% of the price paid per share under the qualified financing, and the remaining balance at the same price per share paid by the other participants.	$2,000,000	$-	$-	$2,000,000

Loan from a third party, originating June 13, 2017, due June 14, 2018, at 10% interest, with no collateral. The loan was extended on June 14, 2018 with a new maturity date of June 14, 2019.	150,000		150,000

Loan from a third party, originating September 26, 2017, due September 27, 2020 at 8.75% interest. The loan is secured by Powin Energy Ontario Storage II, LP and guaranteed by Powin Canada B.C. Ltd. (a)	-	-	1,200,472	2,953,926

Loan from a third party, originating April 17, 2018, due July 17, 2018, at 36% interest, with no collateral. The loan was paid off on July 17, 2018.	1,529,588		-

Total long-term debt	$3,679,588	$-	$1,350,472	$4,953,926

For the three months ended June 30, 2018 and 2017, interest expense related to short-term and long-term debt amounted to $141,695 and $52,858 respectively.  For the six months ended June 30, 2018 and 2017, interest expense related to long-term debt amounted to $174,983 and $80,075, respectively.  Additionally, $92,052 was capitalized in project assets in 2018 prior to the deconsolidation of Powin Canada B.C., Ltd.

(a) As discussed in note 3, Powin Energy Ontario Storage II, LP is no longer consolidated due to the sale to esVolta and as a result the loan balance is shown as $0 as of June 30, 2018.

Long-term debt related party

	June 30, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
On May 31, 2017, the Company renewed two loans from Lu Pacific Properties, LLC. The principal amount is $150,000 and the annual interest rate is 6%, due on May 31, 2018, with no collateral. As of June 30, 2018, accrued interest is $19,692. Interest expense amounted to $4,740 for the six months ended June 30, 2018. The loan was renewed on May 31, 2018 with a new maturity date of May 31, 2019.	$150,000	$-	$150,000	$-
Loan originating July 5, 2016, due July 4, 2017, at a 6% annual interest rate, with no collateral On October 31, 2017, 3U Trading note transfer to Joseph Lu per agreement Principal and accrued interest may be converted into preferred stock. As of June 30, 2018, accrued interest is $0. Interest expense amounted to $2,987 for the six months ended June 30, 2018. The loan was paid off on January 19, 2018.	-	-	1,009,516
On October 26, 2016, the Company secured a loan from Lu Pacific Properties, LLC. The principal amount is $2,000,000, and the annual interest rate is 7%, due on October 26, 2018, secured by Company’s intellectual property. As of June 30, 2018, accrued interest is $36,406. Interest expense amounted to $69,425 for the six months ended June 30, 2018.	2,000,000	-	2,000,000	-
On January 26, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, and issued its note in the principal amount of $1,000,000, with an annual interest rate is 7%, due on January 26, 2019. The note is secured by the Company’s intellectual property. As of June 30, 2018, accrued interest is $38,860. Interest expense amounted to $25,764 for the six months ended June 30, 2018. Partial of the Note, $247,785 principal was converted to common stock on October 16, 2017.	742,215	-	-	742,215
On March 14, 2018, the Company secured a loan from Joseph Lu. The principal amount is $585,730 and the annual interest rate is 12%, due in May 14, 2018, secured by 100% of equity of Powin China. As of June 30, 2018, accrued interest is $20,811. Interest expense amounted to $20,811 for the six months ended June 30, 2018. On May 14, 2018 the loan was extended with a new maturity date of July 14, 2018.	585,730	-	-	-
On April 13, 2018, the Company secured a loan from Mei-yi Lu due June 12, 2018 at 36% interest, with no collateral. On June 12, 2018 the loan was renewed and due August 31, 2018. As of June 30, 2018, accrued interest is $31,167. Interest expense amounted to $31,167 for the six months ended June 30, 2018.	400,000	-	-	-
On April 13, 2018, the Company secured a loan from Lu Pacific Properties, LLC due June 12, 2018 at 36% interest, with no collateral. On June 12, 2018 the loan was renewed and due August 31, 2018. As of June 30, 2018, accrued interest is $22,596. Interest expense amounted to $22,596 for the six months ended June 30, 2018.	290,000	-	-	-
On June 20, 2018, the Company secured a loan from J. Lu Investment, LLC due on August 31, 2018 at 12% interest, with no collateral. On June 27, 2018 the loan was repaid in full. As of June 30, 2018, accrued interest is $0. Interest expense amounted to $230 for the six months ended June 30, 2018.	-	-	-	-

Total	$4,167,945	$-	$3,159,516	$742,215

Interest expense related to loans from related parties amounted to $125,045 and $72,686 for the three months ended June 30, 2018 and 2017, respectively. Interest expense related to loans from related parties amounted to $177,720 and $130,250 for the six months ended June 30, 2018 and 2017, respectively.

Schedule of long term debt:

	December 31, 2017 Balance	Borrowed	Paid	Deconsolidated	Converted	June 30, 2018 Balance
Third party note, March 16, 2017	$2,000,000	$-	-	$-	$-	$2,000,000
Third party note, September 26, 2017	4,154,398	-	(58,707)	(4,095,691)	-	-
Third party note, June 13, 2017	150,000	-	-	-	-	150,000
Third party note, April 17, 2018		1,529,588	-	-	-	1,529,588
Renewal of two notes from Lu Pacific Properties, LLC, May 31, 2017	150,000	-	-	-	-	150,000
3U Trading note transfer to Joseph Lu, October 31, 2017	1,009,516	-	(1,009,516)	-	-	-
Lu Pacific Properties, LLC note, October 26, 2016	2,000,000	-	-	-	-	2,000,000
Joseph Lu note, January 26, 2017,	742,215	-	-	-	-	742,215
Joseph Lu note, March 14, 2018,	-	585,730	-	-	-	585,730
J. Lu Investments note, June 20, 2018	-	100,000	(100,000)	-	-	-
Mei-yi Lu note, April 13, 2018	-	400,000	-	-	-	400,000
Lu Pacific Properties, LLC note, April 13, 2018	-	290,000	-	-	-	290,000
Total	$10,206,129	$2,905,318	$(1,168,223)	$(4,095,691)	$-	$7,847,533

Note 11: Commitments

Operating Leases

The Company leases the Company headquarters facility in Tualatin, Oregon from Lu Pacific Properties, LLC, a related party controlled by the Lu family. This lease is through September 30, 2021 and requires the Company to pay for all property taxes, utilities and facility maintenance.

Effective January 1, 2017, the Company entered into a lease amendment. The Company leased 28,275 square feet of the building. The lease term is through September 30, 2021 and all property taxes, utilities and facility maintenance were charged at $0.15 per square foot per month by Lu Pacific Properties, LLC. The monthly rental expense is $17,989.

The Company leases a facility from 3U Millikan, LLC, a company owned by Xilong Zhu, a member of the Company’s Board of Directors. The lease is for its Southern California Edison Project at Irvine, California location. This lease commenced on October 10, 2016 and will terminate on January 9, 2027 and requires the Company to pay for all property taxes, utilities and facility maintenance. The monthly base rental expense in 2018 is $18,077.  The Company subleases a portion of this facility to PPA Grand Johanna, LLC, a subsidiary sold to esVolta on December 4, 2017.  Rental income to Powin under the terms of the sublease is $4,120 per month in 2018 with annual rent increases through the lease term ending in 2027.  Under the terms of the sublease, Powin has the right to increase the base rent by an amount in proportion to the amount of added battery energy storage capacity relative to the existing battery energy storage capacity at then current market rates.

On June 27, 2017, the Company entered into a lease agreement for its project located in Stratford, Ontario. The Company leased 1 acre of land from an unrelated party. The lease term is for three years commenced upon commissioning and acceptance of the project, which occurred in March 2018. The annual rental expense is $30,100. The lease has term to renew two additional terms of 5 years each with six months’ notice.  As discussed in note 3 Powin Energy Ontario Storage II, LP is no longer consolidated due to the sale to esVolta and as a result the lease is not included in the future minimum lease payment schedule below as of June 30, 2018.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending June 30,
2019	$436,047
2020	442,647
2021	449,451
2022	240,588
2023	247,806
Thereafter	926,316
Total	$2,742,855

For the three months ended June 30, 2018 and 2017, total lease expense for all operating rents and leases was $109,780 and $105,770, respectively. For the six months ended June 30, 2018 and 2017, total lease expense paid for all operating rents and leases was $216,398 and $211,540, respectively. These leases are also disclosed in Note 13, related party transactions.

Note 12:  Capital stock

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

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Warrants	price	(Years)	Value
Outstanding at December 31, 2017	100,000	$25.00	0.4	$-

Exercisable at December 31, 2017	100,000	$25.00	0.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired	100,000	25.00	-	-
Warrants forfeited	-	-	-	-
Outstanding at June 30, 2018	-	$25.00	-	$-
Exercisable at June 30, 2018	-	$25.00	-	$-

Note 13: Stock Options

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

In June 2017, the Company’s Board of Directors approved the adoption of the Powin Energy Corporation 2017 Stock Option Plan (“2017 Plan”). During the year ended December 31, 2017 the Company granted awards under the 2017 Plan in the form of incentive stock options to its employees for a total of 2,041,603 shares of common stock.  Awards were granted with an exercise price ranging from $1.18 to $2.00, approximating the market price of the Company’s common stock at the date of each grant.  The stock options vesting provisions have various terms:1). Most 1/4 immediately, then 1/4 each of next 12 months, or 2). 1/3 immediately, then 1/3 each of next 12 months. or 3) fully vested immediately.

During the six months ended June 30, 2018 the Company granted awards under the 2017 Plan in the form of incentive stock options to its employees for a total of 324,318 shares of common stock.  Awards were granted with an exercise price ranging from $2.01 to $3.00, approximating the market price of the Company’s common stock at the date of each grant.  The stock options vesting has various terms:1). Most 1/4 immediately, then 1/4 each of next 12 months, or 2). 1/3 immediately, then 1/3 each of next 12 months. or 3) fully vested immediately.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model using. The following assumptions were used to determine the fair value of the options at date of original issuance:

Dividend Yield	0%
Expected volatility	140.10%-146.80%
Risk-free interest rate	1.90%-2.92%
Term in years	5.04-5.62

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

A summary of option activity as is presented below:

	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Exercisable	Intrinsic Value of Options
Outstanding at December 31, 2016	102,000	$5.70	4.88	84,059	$-
Granted	2,041,603	1.42	9.82
Forfeited/Expired	(15,000)	3.50			-
Outstanding at December 31, 2017	2,128,603	1.61	9.54	674,432	1,338,418
Granted	324,318	2.10	9.71
Forfeited/Expired	(84,000)	-			-
Outstanding at June 30, 2018	2,368,921	$1.56	9.27	787,138	$971,336

Stock option expense included in operating expense for the three months ended June 30, 2018 and 2017 is $258,748 and $11,780, respectively. Stock option expense included in operating expense for the six months ended June 30, 2018 and 2017 is $548,008 and $23,560, respectively. As of June 30, 2018 and December 31, 2017, remaining unvested stock expenses amounted to $1,824,115 and $1,743,208, respectively.

Note 14:  Related Party Transactions

Rent expense related parties

The Company headquarter facilities located in Tualatin, Oregon are owned by Lu Pacific Properties, LLC, a related party controlled by the Lu family. Rent expenses were $53,968 and $53,120 for the three months ended June 30, 2018 and 2017, respectively. Rent expenses were $107,936 and $106,240 for the six months ended June 30, 2018 and 2017, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s facility in Irvine, California is owned by 3U Millikan, LLC, controlled by Xilong Zhu, a director of the Company. Rent expenses were $55,812 and $52,650 for the three months ended June 30, 2018 and 2017, respectively. Rent expenses were $108,462 and $105,300 for the six months ended June 30, 2018 and 2017, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.  The Company subleases a portion of this facility to PPA Grand Johanna, LLC, a subsidiary sold to esVolta on December 4, 2017.  Rental income to the Company under the terms of the sublease is $4,120 per month in 2018 with annual rent increases through the lease term ending in 2027.  Such rental income is recognized as net to rent expense.  Under the terms of the sublease, the Company has the right to increase the base rent by an amount in proportion to the amount of added battery energy storage capacity relative to the existing battery energy storage capacity at then current market rates.

Long-term debt related parties

The Company has long-term debt from related parties as disclosed in note 9.

Purchase from Related Parties

Yangzhou Finway Energy Tech Co. is owned 49% by the family of Joseph Lu, our CEO and a director of the Company, and 51% by Xilong Zhu, a director of the Company. The Company purchased equipment and parts from Yangzhou Finway Energy Tech Co. in the amount of $74,553.79 and $3,583 for the three months ended June 30, 2018 and 2017, respectively. The Company purchased equipment and parts from Yangzhou Finway Energy Tech Co. in the amount of $1,378,140 and $9,843 for the six months ended June 30, 2018 and 2017, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $1,871,317 and $1,309,946 at June 30, 2018 and December 31, 2017, respectively.

Included in raw materials as of June 30, 2018 is $2,023,710 of inventory located at Yangzhou Finway manufacturing facility which will be used in production of Stack equipment for planned shipments to our customers.

Quailhurst Vineyard Estates, LLC an Oregon limited liability company, is controlled by the Joseph Lu family. The Company purchased product from Quailhurst Vineyard Estates in the amount of $6,800 and $220 for the three months ended June 30, 2018 and 2017, respectively. The Company purchased product from Quailhurst Vineyard Estates in the amount of $10,963 and $3,177 for the six months ended June 30, 2018 and 2017, respectively. Amounts due to Quailhurst Vineyard Estates amounted of $6,800 and $0 at June 30, 2018 and December 31, 2017, respectively.

Note 15: Subsequent events

On July 13, 2018, Powin Energy Corporation issued a promissory note in the amount of $700,000 to J. Lu Investment, LLC, a related party. The note is due September 13, 2018 and bears interest at 7% annually.

On July 17, 2018, Powin Energy (Ningbo), Ltd issued a promissory note in the amount of 5,000,000 RMB to Xiting Zhu. The note is due September 16, 2018 and bears interest at 18% annually.

On July 17, 2018, Powin Energy (Ningbo), Ltd issued a promissory note in the amount of 3,000,000 RMB to Yafen Shen. The note is due September 16, 2018 and bears interest at 18% annually.

On July 17, 2018, Powin Energy (Ningbo), Ltd issued a promissory note in the amount of 2,050,000 RMB to Mary Ma. The note is due September 16, 2018 and bears interest at 18% annually.

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

Results of Operations For the Three Months Ended June 30, 2018 and 2017

Revenues

Revenue for the three months ended June 30, 2018, increased $111,043 or 132.29% from $83,940 in the same period of 2017 to $194,983. The increase was due to the sale of energy storage assets.

Cost of Sales and Gross Loss

Cost of sales for the three months ended June 30, 2018, decreased $496,302 or 100%, from $496,317 in the same period of 2017 to $15. A significant portion of this decrease is due to the reserve for slow-moving inventory in 2017.

Gross profit for the three months ended June 30, 2018, increased $607,345 or 147.28%, from a loss of $412,377 in the same period of 2017 to the profit of $194,968 due to the reasons noted above.

Research and Development Expenses

Research and development expense for the three months ended June 30, 2018, increased $164,534 or 181.30%, from $90,750 in the same period of 2017 to $255,284. The change is due to the increase in the number of employees and Company resources in 2018 focused on Stack software and hardware technology research and development for the energy storage market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018, increased $689,156 or 52.11%, from $1,322,441 in the same period of 2017 to $2,011,597. Increase is primarily due to increased staffing costs for hiring new personnel and stock options granted to in 2018.

Interest Expense

Interest expense for the three months ended June 30, 2018, increased $149,181 or 136.90%, from $108,971 in the same period of 2017 to $258,152. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2018, decreased $3,750 or 100.00%, from $3,750 in the same period of 2017 to $0.

Net Loss

For the three months ended June 30, 2018, the Company had a net loss of $2,467,502 or $0.05 per share, compared to net loss of $1,935,789 or $0.05 per share for the same period of 2017.

Results of Operations For the Six Months Ended June 30, 2018 and 2017

Revenues

Revenue for the six months ended June 30, 2018, increased $9,945,595 or 5,041.18% from $197,287 in the same period of 2017 to $10,142,882. This increase was due to revenue from the sale of the energy storage asset located in Stratford, Ontario.

Cost of Sales and Gross Loss

Cost of sales for the six months ended June 30, 2018, increased $9,440,482 or 950.08%, from $993,655 in the same period of 2017 to $10,434,137. A significant portion of this increase is due to the sale of the energy storage asset located in Stratford, Ontario.

Gross loss for the six months ended June 30, 2018, decreased $505,113 or 63.43%, from the loss of $796,368 in the same period of 2017 to $291,255 due the reasons noted above.

Research and Development Expenses

Research and development expense for the six months ended June 30, 2018, increased $328,143 or 208.14%, from $157,653 in the same period of 2017 to $485,796. The change is due to the increase in the number of employees and Company resources in 2018 focused on Stack software and hardware technology research and development for the energy storage market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2018, increased $1,142,769 or 45.06%, from $2,536,040 in the same period of 2017 to $3,678,809. Increase is primarily due to increased staffing costs for hiring new personnel and stock options granted in 2018.

Interest Expense

Interest expenses for the six months ended June 30, 2018, increased $149,001 or 80.66%, from $184,716 in the same period of 2017 to $333,717. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the six months ended June 30, 2018, decreased $3,750 or 100.00%, from $3,750 in the same period of 2017 to $0.

Net Loss

For the six months ended June 30, 2018, the Company had a net loss of $4,995,623 or $0.11 per share, compared to net loss of $3,672,027 or $0.10 per share for the same period of 2017.

Liquidity and Capital Resources

Cash used in operating activities was $1,745,717 for the six months ended June 30, 2018 compared to $2,235,850 used in operating activities for the same period in 2017. The decrease of cash used in operating activities is mainly due to the sale of project assets and increased deferred revenue offset by repayment of accounts payable in 2018.

Cash used investing activities was $3,073,253 compared to cash used in investing activities of $2,149,636 during the six months ended June 30, 2018 and 2017, respectively.  The increase in cash used investing activities was due to the purchase of land in 2018.

Cash provided by financing activities was approximately $1,737,095 for the six months ended June 30, 2018, compared to $8,107,250 provided by financing activities for the same period in 2017. The decrease of cash provided by financing activities is due to reduction of related party debt.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the three-month period ended June 30, 2018.

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

Dated: August 14, 2018

By:/s/ Joseph Lu Chief Executive Officer (Principal Executive Officer)

By:/s/ Geoffrey Brown
President

By:/s/ Joseph Lu
Chief Financial Officer
(Principal Financial Officer)

