Form 10-Q
period 2018-09-30
POWIN ENERGY CORP
filed 2018-11-13
CIK 1468780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☐  No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2018, there were 45,251,600 shares of Common Stock, $0.001 par value, outstanding.

1

POWIN ENERGY CORPORATION

Index

PART I.        FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

POWIN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$456,484	$3,496,629
Restricted cash	-	27,400
Accounts receivable, net	38,216	11,270
Inventories, net	2,423,184	310,564
Project assets, current	-	8,018,076
Tax receivable	18,151	294,862
Notes receivable	131,250	131,250
Prepaid expenses and other current assets	432,138	232,230
Total current assets	3,499,423	12,522,281

Project assets, non-current	-	8,018,076
Property and equipment, net	79,394	71,877
Investments in unconsolidated affiliates	8,372,575	475,263
Land use right, net	3,028,260	-
Intangible assets, net	310,424	236,754
Notes receivable	612,335	677,574
Total assets	$15,902,411	$22,001,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,147,525	$9,580,700
Accounts payable, related party	3,326,927	1,309,946
Tax payable	75,696	-
Deferred revenue	1,111,380	24,621
Accrued expenses	386,679	391,125
Current portion of interest payable	512,104	42,045
Current portion of long-term debt	3,651,250	1,350,472
Current portion of long-term debt, related party	5,891,328	3,159,516
Total current liabilities	21,102,889	15,858,425

Long-term debt	-	4,953,926
Long-term debt, related party	-	742,215
Interest payable	-	108,767
Other liabilities	671,382	58,500
Total liabilities	21,774,271	21,721,833
Stockholders' equity
Common stock, $0.001 par value, 575,000,000 shares
Authorized; 45,263,070 and 45,263,070 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	45,264	45,264
Additional paid-in capital	45,284,991	44,524,683
Accumulated deficit	(51,280,405)	(44,274,990)
Accumulated other comprehensive income (loss)	78,290	(14,965)
Total stockholders' (deficit) equity	(5,871,860)	279,992

Total liabilities and stockholders' equity	$15,902,411	$22,001,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Sales
Product sales	$4,290,864	$240	$5,973,208	$42,432
Revenue from energy storage assets	-	104,643	8,460,538	259,738
Sales total	4,290,864	104,883	14,433,746	302,170
Cost of sales
Product sales	3,514,895	534	5,232,799	877,469
Cost from energy storage assets	-	67,633	8,716,233	184,354
Cost of sales total	3,514,895	68,167	13,949,032	1,061,823
Gross profit (loss)	775,969	36,716	484,714	(759,653)

Operating Expenses
Research and development	235,717	94,945	721,513	252,598
Selling, general and administrative	2,211,913	1,424,867	5,890,722	3,960,907
Total operating expenses	2,447,630	1,519,812	6,612,235	4,213,505
Operating loss	(1,671,661)	(1,483,096)	(6,127,521)	(4,973,158)

Other income (expenses)
Interest expense, net	(224,681)	(236,463)	(558,398)	(421,179)
Other income	(6,126)	51,452	(3,883)	57,952
Equity in loss of unconsolidated affiliates	(107,324)	-	(315,613)	-
Other expenses	(338,131)	(185,011)	(877,894)	(363,227)
Loss before taxes	(2,009,792)	(1,668,107)	(7,005,415)	(5,336,385)
Provision for income taxes	-	4,655	-	8,405
Net loss	(2,009,792)	(1,672,762)	(7,005,415)	(5,344,790)

Basic and diluted net loss per share	(0.04)	(0.05)	(0.15)	(0.14)

Weighted-average number of shares used on per share calculations:
Basic and diluted	45,263,070	37,107,924	45,263,070	37,104,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POWIN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(7,005,415)	$(5,344,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	760,308	132,455
Depreciation and amortization	68,175	177,921
Non-cash interest expense	-	341,254
Impairment of inventory	-	851,206
Equity in loss of unconsolidated affiliate	315,613	-
Changes in operating assets and liabilities:
Accounts receivable	(26,946)	2,527
Notes and other receivables	-	(378,157)
Project assets	3,727,536	-
Inventories	(2,112,620)	95,822
Tax receivable	276,711	-
Prepaid expenses and other current assets	(199,908)	(329,802)
Accounts payable	(3,433,175)	(451,529)
Accounts payable, related party	2,016,981	(951,937)
Tax payable	75,696	-
Deferred revenue	1,086,759	-
Accrued expenses	969,728	240,859
Net cash used in operating activities	(3,480,557)	(5,614,171)

Cash flows from investing activities:
Proceeds of notes receivable	65,239	-
Cash paid for purchase of intangible assets	(90,193)	(28,835)
Cash paid for purchase of property and equipment	(33,722)	-
Cash paid for purchase of land use rights	(3,053,707)	-
Purchase of energy storage assets and equipment	-	(4,738,691)
Net cash used in investing activities	(3,112,383)	(4,767,526)

Cash flows from financing activities:
Proceeds from third party borrowings	3,030,838	6,596,213
Payment on third party borrowings	(1,588,295)	-
Proceeds from related party borrowings	3,099,113	6,159,321
Payment on related party borrowings	(1,109,516)	(202,071)
Net cash provided by financing activities	3,432,140	12,553,463
Effect of foreign exchange on cash	93,255	-
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,067,545)	2,171,766

Cash, cash equivalents and restricted cash, beginning of period	3,524,029	432,044

Cash, cash equivalents and restricted cash, end of period	$456,484	$2,603,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$224,500	$130,000
Income taxes paid	$-	$3,750

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock converted to common stock	$-	$1,150,900
Property and equipment increase by accounts payable	$-	$10,384,605
Deconsolidation of third party debt	$4,095,691	$-
Equity method investment retained upon sale of 50% of subsidiary	$8,212,925	$-

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

In 2017, as part of the sale of our projects and pipelines, we acquired a 10% ownership stake in esVolta, LP (“esVolta”) a developer, owner and operator of utility-scale energy storage projects across North America. esVolta has entered a strategic long-term agreement with us under which we will be esVolta’s exclusive provider of battery storage systems. We did not record any impairment losses related to our equity method investment during the years ended December 31, 2017. For the nine months ended September 30, 2018, we recorded equity in loss of unconsolidated affiliates of $276,884 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of September 30, 2018, the balance of investment in unconsolidated affiliates for esVolta is $198,379.

In December 2017 the Company entered into a purchase and sale agreement with esVolta for the sale of Powin Canada B.C. Ltd., the sole limited partner of Powin Energy Ontario Storage II, LP and sole shareholder of Powin Energy Storage 2, Inc.  Powin Canada B.C. Ltd through its subsidiaries holds the assets of an 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario. Pursuant to the agreement, at closing esVolta paid to Powin an aggregate amount equal to 50.0% of the sum of $20,681,000 adjusted for working capital and debt balances at the time of closing for 50% of the ownership interests in Powin Canada B.C. Ltd.  Additionally, the purchase agreement has an option whereby esVolta, may purchase the remaining 50% ownership interests in Powin Canada B.C. Ltd. within one year of the original closing date of March 2018.  On March 29, 2018, we sold the 50% ownership stake in this previously consolidated entity, Powin Canada BC, Ltd to esVolta. We now account for our remaining 50% ownership in Powin Canada B.C., Ltd using the equity method.  In 2018 we recorded our investment in unconsolidated affiliates of $8,212,925 for our 50% ownership in Powin Canada B.C., Ltd. For the period from the date of deconsolidation to September 30, 2018 we recorded equity in loss of unconsolidated affiliates of $38,729 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of September 30, 2018, the balance of investment in unconsolidated affiliates for Powin Canada B.C. Ltd. is $8,174,196.

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

The reporting currency of the Company is the U.S. dollars. The results of operations and cash flows conducted in foreign currency are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the nine months ended September 30, 2018 and 2017 were $93,255 and $0, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash, which was recorded as accumulated other comprehensive income (loss) on the balance sheet, as of September 30, 2018 and December 31, 2017 were $78,290 and $(14,965), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Unaudited interim financial statements

The accompanying unaudited consolidated balance sheet as of September 30, 2018, the consolidated statements of operations and condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2018 and 2017 of cash flows for the nine months ended September 30, 2018 and 2017, and other information disclosed in the related notes are unaudited. The consolidated balance sheet as of December 31, 2017, was derived from our audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements and related disclosures have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future year or interim period.

Advertising

The Company expenses the cost of advertising as incurred.  For the nine months ended September 30, 2018 and 2017, the amount charged to advertising expense was $118,590 and $24,175, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The cash deposits in U.S. financial institutions exceed the amounts insured by the U.S. government. The standard insurance amount is $250,000 per depositor, per insured bank. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At September 30, 2018 and December 31, 2017, the Company’s bank balances exceeded insurances balances by $194,672 and $2,862,505, respectively. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

As of September 30, 2018 and December 31, 2017, the components of inventories were as follows:

	September 30, 2018	December 31, 2017
Raw materials	$2,837,485	$543,373
Finished goods	1,126,489	1,307,981
Reserve for slow moving and obsolete inventory	(1,540,790)	(1,540,790)
Inventories, net	$2,423,184	$310,564

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

Included in raw materials as of September 30, 2018 is $1,113,720 of inventory located at Yangzhou Finway manufacturing facility which will be used in production of Stack equipment for planned shipments to our customers.

Based on our assessment, $0 and $851,206 impairment expenses for inventories were recorded in cost of sales during the nine months ended September 30, 2018 and 2017, respectively.

Intangible Assets

Our intangible assets include websites, patents, and trademarks. Intangible assets that are subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from 3 to 5 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicates the asset may be impaired. Based on this assessment, no impairment expenses for intangible assets were recorded in operating expenses during the nine months ended September 30, 2018 and 2017. Intangible assets amounted $310,424 and $236,754 as of September 30, 2018 and December 31, 2017, respectively. Amortization expenses amounted to $16,523 and $2,041 for the nine months ended September 30, 2018 and 2017, respectively.

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

For the nine months ended September 30, 2018 we recorded equity in loss of unconsolidated affiliates of $315,613 for our ownership percentage in the investee’s net loss and reduced our investment in equity method investee by this amount. As of September 30, 2018, the balance of investment in unconsolidated affiliates is $8,372,575.

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

The Powin Energy Corporation 2017 Equity Incentive Plan (“2017 Plan”) stipulates how directors, officers, employees, and consultants of Powin Energy Corp (including any of its subsidiaries) are eligible to participate in various forms of share-based compensation.  The 2017 Plan is administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which is authorized to, among other things, determine recipients of grants, exercise price and vesting schedule of the awards made under the 2017 Plan. The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. In addition, the shares underlying any forfeited, expired, terminated, or canceled awards, or shares surrendered as payment for taxes required to be withheld, become available for new award grants. We may not grant awards under the 2017 Plan after 2027, which is the tenth anniversary of the 2017 Plan’s approval by our stockholders. As of September 30, 2018, we had 4,134,079 shares available for future issuance under the 2017 Plan.

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

Note 2: Going Concern

The Company sustained a net loss $7,005,415 and $5,344,790 during the nine months ended September 30, 2018 and 2017. The Company has accumulated deficit of $51,280,405 and $44,274,990 as of September 30, 2018 and December 31, 2017, respectively. The company has working capital deficit of $17,603,466 and working capital of $3,336,144 as of September 30, 2018 and December 31, 2017, respectively. The Company also has notes payable to unrelated parties due within 12 months amounting $3,651,250 and $1,350,472 as of September 30, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required. The above conditions raise substantial doubt about the Company’s ability to continue as going concern.

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

Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and up to and including the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•	In March 2018, the Company completed a 8.8 MW / 40.8 MWh Battery Energy Storage System connected to a Canadian utility and sold a 50% interest in the project to esVolta. The project is the largest battery facility in Canada and illustrates the state of lithium-ion as a grid-scale technology. esVolta has an option to purchase the remaining 50% interest in the project by March 29, 2019.

•	Management is actively in discussions with several parties regarding various forms of funding, which if successful, would mitigate any going concern risks within one year from the date of issuance of its financial statements for the nine months ended September 30, 2018.

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

Project Assets	September 30, 2018	December 31, 2017
Powin Energy Ontario Storage II - 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario	$—	$16,036,152
Total project assets	$—	$16,036,152

On December 4, 2017 the Company entered into a purchase and sale agreement with esVolta for the sale of Powin Canada B.C. Ltd., the sole limited partner of Powin Energy Ontario Storage II, LP and sole shareholder of Powin Energy Storage 2, Inc.  At closing, esVolta paid to Powin an aggregate amount equal to 50.0% of the sum of $20,681,000 adjusted for working capital and debt balances at the time of closing for 50% of the ownership interests in Powin Canada B.C. Ltd.  Closing occurred March 29, 2018, subsequent to date of project completion and commissioning. The Company lost control of Powin Canada B.C. Ltd upon closing and accounted for this transaction as deconsolidation of a subsidiary during the quarter ended September 30, 2018. Powin Canada B.C. Ltd through its subsidiaries holds the assets of an 8.8 MW / 40.8 MWh energy storage project located in Stratford, Ontario under development and included in project assets as of December 31, 2017.  Based on this, the 50% of the total project asset is presented as current asset, and the remaining 50% is presented as non-current asset as of December 31, 2017. Additionally, the purchase agreement has an option whereby esVolta may purchase the remaining 50% ownership interests in Powin Canada B.C. Ltd. within one year of the original closing date of March 29, 2018.

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

Note 4: Tax Payable

Tax payable as of September 30, 2018 is the GST/HST tax payable of $75,696. The GST/HST tax payable represents net amounts due from the Canada Revenue Agency (CRA) for Goods and Services Tax / Harmonized Sales Tax (GST/HST) on taxable goods and services purchased or sold in Canada.  The Company is registered for GST/HST with the CRA and files periodic tax returns for each reporting period listing the amount of GST/HST collected during the reporting period along with the amount of input tax credits claimed.  The net tax for each reporting period is the difference between the GST/HST charged on taxable supplies and the GST/HST paid on business purchases and expenses (input tax credits). This resulted in a GST/HST payable as of September 30, 2018, which occurs when the Company has collected more GST/HST than we paid. GST/HST tax payable at September 30, 2018 and December 31, 2017 is $75,696 and $0, respectively.

Note 5: Notes Receivable

Notes receivable consist of the following:

	September 30, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
On October 3, 2016, the Company issued a promissory note to Rolland Holding Company LLC, an unrelated party. The principal amount is $800,000 and the interest rate is 5%, due on November 21, 2024.	$100,000	$549,835	$100,000	$615,074

On October 3, 2016, the Company issued a promissory note to Powin Mexico, an unrelated party. The principal amount is $125,000 with no interest rate, due on December 3, 2020.	31,250	62,500	31,250	62,500

	$131,250	$612,335	$131,250	$677,574

Effective October 3, 2016 (see Note 15), the Company entered into a Stock Purchase Agreement with Powin Industries, SA de CV (“Powin Mexico”) and Rolland Holding Company, LLC (“Rolland”).  At Closing, Rolland made a cash payment of $99,000 and delivered to the Company (i) its promissory note in the principal amount $100,000 bearing interest at 4% per annum with principal and interest payable in twelve (12) equal monthly installments (“Short Term Note”); and (ii) its promissory note in the principal amount of $800,000 bearing interest at 5% per annum with principal and interest payable in ninety-nine (96) equal monthly installments (“Long Term Note”). The interest rate on the Long Term Note will be renegotiated if and when the Prime Rate for the U.S reaches 5%. In addition, Powin Mexico delivered to the Company a non-interest bearing promissory note in the amount of $125,000 (“Powin Mexico Note”) which calls for four (4) equal monthly installments of $31,250 on each of December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. The Powin Mexico Note represents a compromised amount representing the difference between the amount of the Powin Mexico accounts receivable and the amount of the Powin Mexico accounts payable owing to the Company. Amounts due under the Short Term Note, the Long Term Note and the Powin Mexico Note, respectively, may be accelerated upon a failure to pay amounts due thereunder when due, unless waived or cured. The total amount collected under these notes receivable during 2017 is $202,703. The Company recognized interest income of $39,566 for the year ended December 31, 2017.  The total amount collected under these notes receivable for the nine months ended September 30, 2018 is $75,000. The Company recognized interest income of $25,735 for the nine months ended September 30, 2018.

The Company has performed an analysis of the notes receivable balance under ASC 810-10 guidance with respect to accounting for variable interest entities (“VIE”), and has determined the Company lacks the power to make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary in this transaction.

Note 6: Property and Equipment, net

The components of property and equipment were as follows:

	September 30, 2018	December 31, 2017

Equipment	$76,662	$50,385
Leasehold improvements	7,564	7,564
Construction in progress	7,445	-
Computers	99,365	99,365
Vehicles	32,983	32,983
Accumulation depreciation	(144,625)	(118,420)
Property and equipment, net	$79,394	$71,877

For the three months ended September 30, 2018 and 2017, depreciation of property and equipment amounted $8,482 and $64,790, respectively. For the nine months ended September 30, 2018 and 2017, depreciation of property and equipment amounted $26,205 and $175,880, respectively.

Note 7: Land Use Rights, net

The Company’s land use rights consist of the following:

	September 30, 2018	December 31, 2017

Cost of land use rights	$3,053,707	$-
Accumulation amortization	(25,447)	-
Land use rights, net	$3,028,260	$-

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

For the three months ended September 30, 2018 and 2017, amortization of land use rights amounted $5,872 and $0, respectively. For the nine months ended September 30, 2018 and 2017, amortization of land use rights amounted $25,447 and $0, respectively

Note 8: Other Receivable

The Stock Purchase Agreement for the sale of Q Pacific Corporation (“QPM”) in 2016 contains a provision whereby Powin is due 35% of the annual EBITDA of QPM for fiscal years 2017, 2018 and 2019.  The amount calculated under this agreement and due to Powin is $0 for nine months ended September 30, 2018.  The Company records amounts earned under this agreement to other income and other current assets. The amount due of $109,074 as of December 31, 2017 was collected in March 2018.

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

The components of basic and diluted loss per share are as follows:

	For the nine months ended September 30,
	2018	2017

Net loss attributable to Powin Energy Corporation (A)	$(7,005,415)	$(5,344,790)

Weighted average outstanding shares of common stock (B)	45,263,070	37,104,551
Dilutive effect of securities	-	-
Common stock and common stock equivalents (C)	45,263,070	37,104,551

Loss per share
Basic (A/B)	$(0.15)	$(0.14)
Diluted (A/C)	$(0.15)	$(0.14)

The Company has 2,318,921 shares and 2,128,603 shares of outstanding stock options as of September 30, 2018 and December 31, 2017, respectively.

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

The following sets forth the number of shares of common stock underlying if all outstanding options, warrants, and convertible debt were converted as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Warrants	-	100,000
Stock options	2,318,921	2,128,603
	2,318,921	2,228,603

For the nine months ended September 30, 2018 and 2017, the effect of warrants and stock options are excluded from loss per share because their impact is anti-dilutive since the company has a net loss both years.

Note 10: Long-term Debt

The total carrying value of long-term debt, including current and non-current classifications, was as follows:

	September 30, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
Loan from a third party, originating March 16, 2017, due March 16, 2019, at 6% interest, with a security interest in the Company’s ownership stake in Powin Canada B.C. Ltd and a $1 million personal guarantee from Joseph Lu. Subject to meeting the requirements of a qualified financing event within 24 months of the date of this note, the note holder will have the right to convert the note balance into offered securities. The first $1 million of the note balance is eligible to be converted at 90% of the price paid per share under the qualified financing, and the remaining balance at the same price per share paid by the other participants.	$2,000,000	$-	$-	$2,000,000

Loan from a third party, originating September 13, 2017, due September 14, 2018, at 10% interest, with no collateral. The loan was extended on September 14, 2018 with a new maturity date of June 14, 2019.	150,000	-	150,000	-

Loan from a third party, originating September 26, 2017, due September 27, 2020 at 8.75% interest. The loan is secured by Powin Energy Ontario Storage II, LP and guaranteed by Powin Canada B.C. Ltd. (a)	-	-	1,200,472	2,953,926

Loan from a third party, originating July 17, 2018, due September 16, 2018, at 18% interest, with personal guarantee from Joseph Lu. The loan was extended on September 16, 2018 with a new maturity date of December 31, 2018.	746,891	-	-	-

Loan from a third party, originating July 17, 2018, due September 16, 2018, at 18% interest, with personal guarantee from Joseph Lu. The loan was extended on September 16, 2018 with a new maturity date of December 31, 2018.	306,225	-	-	-

Loan from a third party, originating July 17, 2018, due September 16, 2018, at 18% interest, with personal guarantee from Joseph Lu. The loan was extended on September 16, 2018 with a new maturity date of December 31, 2018.	448,134	-	-	-

Total long-term debt	$3,651,250	$-	$1,350,472	$4,953,926

For the three months ended September 30, 2018 and 2017, interest expense related to short-term and long-term debt amounted to $102,278 and $52,858 respectively.  For the nine months ended September 30, 2018 and 2017, interest expense related to long-term debt amounted to $277,261 and $80,075, respectively.  Additionally, $92,052 was capitalized in project assets in 2018 prior to the deconsolidation of Powin Canada B.C., Ltd.

(a) As discussed in note 3, Powin Energy Ontario Storage II, LP is no longer consolidated due to the sale to esVolta and as a result the loan balance is shown as $0 as of September 30, 2018.

 Long-term debt related party

	September 30, 2018		December 31, 2017
	Current	Non Current	Current	Non Current
On May 31, 2017, the Company renewed two loans from Lu Pacific Properties, LLC. The principal amount is $150,000 and the annual interest rate is 6%, due on May 31, 2018, with no collateral. As of September 30, 2018, accrued interest is $22,101. Interest expense amounted to $7,149 for the nine months ended September 30, 2018. The loan was renewed on May 31, 2018 with a new maturity date of May 31, 2019.	$150,000	$-	$150,000	$-

Loan originating July 5, 2016, due July 4, 2017, at a 6% annual interest rate, with no collateral On October 31, 2017, 3U Trading note transfer to Joseph Lu per agreement Principal and accrued interest may be converted into preferred stock. As of September 30, 2018, accrued interest is $0. Interest expense amounted to $2,987 for the nine months ended September 30, 2018. The loan was paid off on January 19, 2018.	-	-	1,009,516	-

On October 26, 2016, the Company secured a loan from Lu Pacific Properties, LLC. The principal amount is $2,000,000, and the annual interest rate is 7%, due on October 26, 2018, secured by Company’s intellectual property. As of September 30, 2018, accrued interest is $71,694. Interest expense amounted to $104,713 for the nine months ended September 30, 2018. The loan was renewed on October 25, 2018, with a new maturity date of November 30, 2018.	2,000,000	-	2,000,000	-

On January 26, 2017, the Company borrowed the sum of $1,000,000 from Joseph Lu, and issued its note in the principal amount of $1,000,000, with an annual interest rate is 7%, due on January 26, 2019. The note is secured by the Company’s intellectual property. As of September 30, 2018, accrued interest is $51,955. Interest expense amounted to $38,860 for the nine months ended September 30, 2018. Partial of the Note, $247,785 principal was converted to common stock on October 16, 2017.	742,215	-	-	742,215

On March 14, 2018, the Company secured a loan from Joseph Lu. The principal amount is $585,730 and the annual interest rate is 12%, due in May 14, 2018, secured by 100% of equity of Powin China. As of September 30, 2018, accrued interest is $37,169. Interest expense amounted to $37,169 for the nine months ended September 30, 2018. The loan was renewed with a new maturity date of December 31, 2018.	585,730	-	-	-

On April 13, 2018, the Company secured a loan from Mei-yi Lu due June 12, 2018 at 36% interest, with no collateral. The loan was renewed and due upon holder request, at 12% interest. As of September 30, 2018, accrued interest is $59,573. Interest expense amounted to $59,573 for the nine months ended September 30, 2018.	400,000	-	-	-

On April 13, 2018, the Company secured a loan from Lu Pacific Properties, LLC due June 12, 2018 at 36% interest, with no collateral. The loan was renewed and is due November 30, 2018, at 12% interest. As of September 30, 2018, accrued interest is $43,190. Interest expense amounted to $43,190 for the nine months ended September 30, 2018.	290,000	-	-	-

On July 13, 2018, the Company secured a loan from J. Lu Investment, LLC due August 1, 2018 at 36% interest, with no collateral. On August 1, 2018 the loan was renewed and due upon holder request, at 7% interest. As of September 30, 2018, accrued interest is $10,605. Interest expense amounted to $10,605 for the nine months ended September 30, 2018.	700,000	-	-	-

On August 13, 2018, the Company secured a loan from Danny Lu due August 9, 2019 at 12% interest, with no collateral. As of September 30, 2018, accrued interest is $1,611. Interest expense amounted to $1,611 for the nine months ended September 30, 2018.	100,000	-	-	-

On August 14, 2018, the Company secured a loan from Geoffrey Brown due August 9, 2019 at 12% interest, with no collateral. As of September 30, 2018, accrued interest is $1,578. Interest expense amounted to $1,578 for the nine months ended September 30, 2018.	100,000	-	-	-

On September 10, 2018, the Company secured a loan from Joseph Lu due March 10, 2019 at 6% interest, secured by 100% of equity of Powin China. As of September 30, 2018, accrued interest is $77. Interest expense amounted to $77 for the nine months ended September 30, 2018.	23,383	-	-	-

On September 28, 2018, the Company secured a loan from Meiyi Lu due upon holder request at 12% interest, with no collateral. As of September 30, 2018, accrued interest is $789. Interest expense amounted to $789 for the nine months ended September 30, 2018.	800,000	-	-	-

Total	$5,891,328	$-	$3,159,516	$742,215

Interest expense related to loans from related parties amounted to $130,811 and $72,686 for the three months ended September 30, 2018 and 2017, respectively. Interest expense related to loans from related parties amounted to $308,531 and $130,250 for the nine months ended September 30, 2018 and 2017, respectively.

Schedule of long term debt:

	December 31, 2017 Balance	Borrowed	Paid	Deconsolidated	Converted	September 30, 2018 Balance
Third party note, March 16, 2017	$2,000,000	$-	-	$-	$-	$2,000,000
Third party note, September 26, 2017	4,154,398	-	(58,707)	(4,095,691)	-	-
Third party note, June 13, 2017	150,000	-	-	-	-	150,000
Third party note, April 17, 2018		1,529,588	(1,529,588)	-	-	-
Third party note, July 17, 2018		746,891	-	-	-	746,891
Third party note, July 17, 2018		306,225	-	-	-	306,225
Third party note, July 17, 2018		448,134	-	-	-	448,134
Renewal of two notes from Lu Pacific Properties, LLC, May 31, 2017	150,000	-	-	-	-	150,000
3U Trading note transfer to Joseph Lu, October 31, 2017	1,009,516	-	(1,009,516)	-	-	-
Lu Pacific Properties, LLC note, October 26, 2016	2,000,000	-	-	-	-	2,000,000
Joseph Lu note, January 26, 2017,	742,215	-	-	-	-	742,215
Joseph Lu note, March 14, 2018,	-	585,730	-	-	-	585,730
Joseph Lu note, September 10, 2018,	-	23,383	-	-	-	23,383
J. Lu Investments note, June 20, 2018	-	100,000	(100,000)	-	-	-
J. Lu Investments note, July 13, 2018	-	700,000	-	-	-	700,000
Mei-yi Lu note, April 13, 2018	-	400,000	-	-	-	400,000
Mei-yi Lu note, April 13, 2018	-	800,000	-	-	-	800,000
Danny Lu note, August 13, 2018	-	100,000	-	-	-	100,000
Geoff Brown note, August 14, 2018	-	100,000	-	-	-	100,000
Lu Pacific Properties, LLC note, April 13, 2018	-	290,000	-	-	-	290,000
Total	$10,206,129	$6,129,951	$(2,697,811)	$(4,095,691)	$-	$9,542,578

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

On September 27, 2017, the Company entered into a lease agreement for its project located in Stratford, Ontario. The Company leased 1 acre of land from an unrelated party. The lease term is for three years commenced upon commissioning and acceptance of the project, which occurred in March 2018. The annual rental expense is $30,100. The lease has term to renew two additional terms of 5 years each with nine months’ notice.  As discussed in note 3 Powin Energy Ontario Storage II, LP is no longer consolidated due to the sale to esVolta and as a result the lease is not included in the future minimum lease payment schedule below as of September 30, 2018.

Minimum future lease payments under non-cancelable operating leases are as follows:

Year ending September 30,
2019	$437,673
2020	444,321
2021	397,211
2022	242,364
2023	249,639
Thereafter	863,448
Total	$2,634,656

For the three months ended September 30, 2018 and 2017, total lease expense for all operating rents and leases was $62,160 and $130,481, respectively. For the nine months ended September 30, 2018 and 2017, total lease expense for all operating rents and leases was $278,558 and $354,092, respectively. These leases are also disclosed in Note 13, related party transactions.

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

			Average
		Weighted	Remaining
		average exercise	Contractual Life	Aggregate Intrinsic
	Warrants	price	(Years)	Value
Outstanding at December 31, 2017	100,000	$25.00	0.4	$-

Exercisable at December 31, 2017	100,000	$25.00	0.4	$-

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired	100,000	25.00	-	-
Warrants forfeited	-	-	-	-
Outstanding at September 30, 2018	-	$25.00	-	$-
Exercisable at September 30, 2018	-	$25.00	-	$-

Note 13: Stock Options

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

In February 2011, the Company’s Board of Directors approved the adoption of the Powin Energy Corporation 2011 Stock Option Plan (“2011 Plan”) and submitted its ratification to the shareholders at the shareholders’ meeting held September 15, 2011, where the shareholders approved the 2011 Plan.  On September 15, 2011, the Company granted awards under the 2011 Plan in the form of incentive stock options to its key employees for 1,170,000 shares of common stock.  On August 6, 2013, the Company granted 1,640,000 stock options under the 2011 Plan to all employees. Awards are granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

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

During the nine months ended September 30, 2018 the Company granted awards under the 2017 Plan in the form of incentive stock options to its employees for a total of 324,318 shares of common stock.  Awards were granted with an exercise price ranging from $2.01 to $3.00, approximating the market price of the Company’s common stock at the date of each grant.  The stock options vesting has various terms:1). Most 1/4 immediately, then 1/4 each of next 12 months, or 2). 1/3 immediately, then 1/3 each of next 12 months. or 3) fully vested immediately.

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

A summary of option activity as is presented below:

	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Exercisable	Intrinsic Value of Options
Outstanding at December 31, 2016	102,000	$5.70	4.88	84,059	$-
Granted	2,041,603	1.42	9.82
Forfeited/Expired	(15,000)	3.50			-
Outstanding at December 31, 2017	2,128,603	1.61	9.54	674,432	1,338,418
Granted	324,318	2.10	9.44
Forfeited/Expired	(134,000)	-			-
Outstanding at September 30, 2018	2,318,921	$1.56	9.02	764,810	$560,319

Stock option expense included in operating expense for the three months ended September 30, 2018 and 2017 is $212,300 and $108,894, respectively. Stock option expense included in operating expense for the nine months ended September 30, 2018 and 2017 is $760,308 and $132,454, respectively. As of September 30, 2018 and December 31, 2017, remaining unvested stock expenses amounted to $2,483,880 and $1,743,208, respectively.

Note 14:  Related Party Transactions

Rent expense related parties

The Company headquarter facilities located in Tualatin, Oregon are owned by Lu Pacific Properties, LLC, a related party controlled by the Lu family. Rent expenses were $53,968 and $53,120 for the three months ended September 30, 2018 and 2017, respectively. Rent expenses were $161,903 and $106,240 for the nine months ended September 30, 2018 and 2017, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.

The Company’s facility in Irvine, California is owned by 3U Millikan, LLC, controlled by Xilong Zhu, a director of the Company. Rent expenses were $54,231 and $52,650 for the three months ended September 30, 2018 and 2017, respectively. Rent expenses were $122,337 and $157,950 for the nine months ended September 30, 2018 and 2017, respectively. Rental rates are deemed to be and were derived by local market rates for the rents when the contracts were entered.  The Company subleases a portion of this facility to PPA Grand Johanna, LLC, a subsidiary sold to esVolta on December 4, 2017.  Rental income to the Company under the terms of the sublease is $4,120 per month in 2018 with annual rent increases through the lease term ending in 2027.  Such rental income is recognized as net to rent expense.  Under the terms of the sublease, the Company has the right to increase the base rent by an amount in proportion to the amount of added battery energy storage capacity relative to the existing battery energy storage capacity at then current market rates.

Long-term debt related parties

The Company has long-term debt from related parties as disclosed in note 9.

Purchase from Related Parties

Yangzhou Finway Energy Tech Co. is owned 49% by the family of Joseph Lu, our CEO and a director of the Company, and 51% by Xilong Zhu, a director of the Company. The Company purchased equipment and parts from Yangzhou Finway Energy Tech Co. in the amount of $2,436,009 and $3,583 for the three months ended September 30, 2018 and 2017, respectively. The Company purchased equipment and parts from Yangzhou Finway Energy Tech Co. in the amount of $3,820,126 and $9,843 for the nine months ended September 30, 2018 and 2017, respectively. Amounts due to Yangzhou Finway Energy Tech Co. amounted to $3,315,527 and $1,309,946 at September 30, 2018 and December 31, 2017, respectively.

Included in raw materials as of September 30, 2018 is $1,113,720 of inventory located at Yangzhou Finway manufacturing facility which will be used in production of Stack equipment for planned shipments to our customers.

Quailhurst Vineyard Estates, LLC an Oregon limited liability company, is controlled by the Joseph Lu family. The Company purchased product from Quailhurst Vineyard Estates in the amount of $4,600 and $220 for the three months ended September 30, 2018 and 2017, respectively. The Company purchased product from Quailhurst Vineyard Estates in the amount of $15,100 and $3,177 for the nine months ended September 30, 2018 and 2017, respectively. Amounts due to Quailhurst Vineyard Estates amounted of $11,400 and $0 at September 30, 2018 and December 31, 2017, respectively.

Note 15: Subsequent events

 On October 10, 2018 the Company filed Schedule 13E-3 Amendment No. 4.  This Amendment No. 4 to the Issuer’s Rule 13E-3 Transaction Statement (“Transaction Statement”) is filed in connection with the Issuer’s going private transaction wherein the Issuer effected a 1-for-100 reverse stock split of its common stock, effective October 5, 2018.

Effective October 5, 2018, the Issuer completed a 1-for-100 reverse stock split of its outstanding common stock. In the reverse stock split, each 100 shares of the Issuer’s common stock was converted into one (1) share of common stock and holders thereafter of fractional shares became entitled to and received a cash payment in lieu of fractional shares in the amount of $176.00 for each pre-split share that became a fractional share.  As a result of the reverse stock split, shareholders who prior to the reverse stock split held less than 100 shares are no longer shareholders of the Issuer.

Immediately following the reverse stock split, the Issuer effected a 100-for-1 forward stock split for those shareholders who, following the reverse stock split, held at least one (1) whole share of common stock.

The reverse stock split resulted in the Issuer having 175 shareholders of record of its outstanding common stock. Accordingly, the Issuer has filed Form 15 contemporaneously with this amended Transaction Statement which immediately suspended the Issuer’s obligation to file periodic reports pursuant to Section 13 of the Securities Act of 1934, as amended, (“1934 Act”) and terminating the registration of the Issuer’s common stock under the 1934 Act.

Due to the above transactions, the Company’s total outstanding common shares decreased from 45,263,070 to 45,251,600.

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

Results of Operations For the Three Months Ended September 30, 2018 and 2017

Revenues

Revenue for the three months ended September 30, 2018, increased $4,185,981 or 3,991.10% from $104,883 in the same period of 2017 to $4,290,864. The increase was due to the sale of energy storage products.

Cost of Sales and Gross Loss

Cost of sales for the three months ended September 30, 2018, increased $3,446,728 or 5,056.30%, from $68,167 in the same period of 2017 to $3,514,895 due to the reasons noted above.

Gross profit for the three months ended September 30, 2018, increased $739,253 or 2,013.43%, from a profit of $36,716 in the same period of 2017 to the profit of $775,969 due to the reasons noted above.

Research and Development Expenses

Research and development expense for the three months ended September 30, 2018, increased $140,772 or 148.27%, from $94,945 in the same period of 2017 to $235,717. The change is due to the increase in the number of employees and Company resources in 2018 focused on Stack software and hardware technology research and development for the energy storage market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018, increased $787,046 or 55.24%, from $1,424,867 in the same period of 2017 to $2,211,913. Increase is primarily due to increased staffing costs for hiring new personnel and stock options granted to in 2018.

Interest Expense

Interest expense for the three months ended September 30, 2018, decreased $11,782 or 4.98%, from $236,463 in the same period of 2017 to $224,681. The decrease is due to some of the Company’s debt converted to common stock in October 2017.

Provision for income taxes

Provision for income taxes for the three months ended September 30, 2018, decreased $4,655 or 100.00%, from $4,655 in the same period of 2017 to $0.

Net Loss

For the three months ended September 30, 2018, the Company had a net loss of $2,009,792 or $0.04 per share, compared to net loss of $1,672,762 or $0.05 per share for the same period of 2017.

Results of Operations For the Nine Months Ended September 30, 2018 and 2017

Revenues

Revenue for the nine months ended September 30, 2018, increased $14,131,576 or 4,676.70% from $302,170 in the same period of 2017 to $14,433,746. This increase was due to the sale of the energy storage product.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2018, increased $12,887,210 or 1,213.69%, from $1,061,823 in the same period of 2017 to $13,949,032 due the reasons noted above.

Gross profit for the nine months ended September 30, 2018, increased $1,244,367 or 163.81%, from the loss of $759,653 in the same period of 2017 to profit of $484,714 due the reasons noted above.

Research and Development Expenses

Research and development expense for the nine months ended September 30, 2018, increased $468,915 or 185.64%, from $252,598 in the same period of 2017 to $721,513. The change is due to the increase in the number of employees and Company resources in 2018 focused on Stack software and hardware technology research and development for the energy storage market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018, increased $1,929,815 or 48.72%, from $3,960,907 in the same period of 2017 to $5,890,722. Increase is primarily due to increased staffing costs for hiring new personnel and stock options granted in 2018.

Interest Expense

Interest expenses for the nine months ended September 30, 2018, increased $137,219 or 32.58%, from $421,179 in the same period of 2017 to $558,398. The increase is due to interest on the Company’s debt.

Provision for income taxes

Provision for income taxes for the nine months ended September 30, 2018, decreased $8,405 or 100.00%, from $8,405 in the same period of 2017 to $0.

Net Loss

For the nine months ended September 30, 2018, the Company had a net loss of $7,005,415 or $0.15 per share, compared to net loss of $5,344,790 or $0.14 per share for the same period of 2017.

Liquidity and Capital Resources

Cash used in operating activities was $3,480,557 for the nine months ended September 30, 2018 compared to $5,614,171 used in operating activities for the same period in 2017. The decrease of cash used in operating activities is mainly due to the sale of project assets and increased deferred revenue offset by repayment of accounts payable in 2018.

Cash used investing activities was $3,112,383 compared to cash used in investing activities of $4,767,526 during the nine months ended September 30, 2018 and 2017, respectively.  The decrease in cash used investing activities was due to the purchase of energy storage assets and equipment in 2017.

Cash provided by financing activities was approximately $3,432,140 for the nine months ended September 30, 2018, compared to $12,553,463 provided by financing activities for the same period in 2017. The decrease of cash provided by financing activities is due to reduction of debt borrowings in 2018.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Stock or other securities during the three-month period ended September 30, 2018.

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

Dated: November 13, 2018

By:/s/ Joseph Lu Chief Executive Officer (Principal Executive Officer)

By:/s/ Geoffrey Brown
President

By:/s/ Joseph Lu
Chief Financial Officer
(Principal Financial Officer)

